Form 10-K
period 2013-12-31
STILLWATER MINING CO /DE/
filed 2014-03-03
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  YES    ☐  NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ YES   ☒  NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated File ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐ YES    ☒  NO
At June 28, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion based on the closing sale price as reported on the New York Stock Exchange. There were 119,629,040 shares of common stock, par value $0.01 per share, outstanding on February 25, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the United States and Canada and referenced in the Form 10-K that may be technical in nature:

Concentrate
A mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the metal and / or metal minerals, and discarding the waste and minor amounts of metal and / or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and / or metal minerals than the beginning ore material.

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

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Developed state	The portion of proven and probable ore reserves that are fully accessible and ready to mine at any point in time.

Exploration stage
Costs incurred in connection with acquisition of rights to explore, investigate, examine and evaluate an area for mineralization. Exploration may be conducted before or after the acquisition of mineral rights.

Grade
The average metal content, as determined by assay of a volume of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore. (1 troy ounce per short ton is equivalent to about 34.3 grams per tonne.)

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

Mineralized material
A mineralized body which has been delineated by appropriately spaced drilling and / or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

PGM-rich matte	Matte is an intermediate product of smelting, an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM-rich matte is a matte with an elevated level of platinum group metals.

Probable reserves
Reserves for which quantity and grade and / or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves
Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and / or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Stope	A localized area of underground excavation from which ore is extracted.

Tailings	The portion of the mined material that remains after the valuable minerals have been extracted.

TBRC
A “top-blown rotary converter,” a rotating furnace vessel which processes PGM-rich matte received from the smelter furnace, removing iron from the molten material by injecting a stream of oxygen. This process converts iron sulfides into an iron oxide slag which floats to the surface for separation.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. The forward-looking statements in this report are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Some of these risks are described in "Item 1A - Risk Factors" section of this Form 10-K, and include such factors as:

•	Volatility in the supply and demand and as a result, the prices of the PGM group metals the Company produces and sells.

•	Limits on access to capital markets or other sources of liquidity.

•	The Company’s sales contracts do not include guaranteed floor prices and can subject the Company to fixed delivery commitments.

•	If the Company is unable, or chooses not to secure sales agreements covering all of its production, it must sell its production on the spot market, which may be unpredictable.

•
The Company is reliant on third party agreements to provide recyclable catalyst materials for its recycling business, and is subject to risk associated with advances made to such third party suppliers.

•	There are interdependencies between the mining and recycling activities that may create risks for the recycling business.

•	The Company may be competitively disadvantaged as a primary PGM producer with a preponderance of palladium and with a U.S. dollar-based cost structure.

•	Achievement of the Company’s production goals is subject to uncertainties.

•	Capital costs for new mine developments are difficult to estimate and may change over time.

•
Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.

•	An extended period of low PGM prices could result in a reduction of ore reserves and potential asset impairment charge.

•	The Company’s business is subject to significant risks that may not be covered by insurance.

•	Hedging and sales agreements could limit the realization of higher metal prices.

•	Compliance with existing regulations and future changes in regulations could affect production, increase costs and cause delays.

•	The Company is required to obtain and renew governmental permits in order to conduct mining operations, a process which is often costly and time-consuming.

•	Limited availability of additional mining personnel and uncertainty of labor relations may affect the Company’s ability to achieve its production targets.

•	Uncertainty of title to properties - the validity of unpatented mining claims is subject to title risk.

•	The Company is subject to income taxes in various jurisdictions; income tax structures are subject to changes that could increase the Company’s effective tax rate.

•	The Marathon and Peregrine acquisitions have created significant new uncertainties as to the Company’s future performance and commitments.

The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned that forward-looking statements are not guarantees of future performance and that actual results of performance may be materially different from those expressed or implied in the forward looking statements. Investors should not to rely on forward-looking statements. The forward-looking statements in this report speak as of the filing date of this report. Although the Company may from time to time voluntarily update its prior forward-looking statements, we disclaim any obligation to update forward-looking statements except as required by securities laws.

PART I
ITEMS 1 AND 2
BUSINESS AND PROPERTIES
INTRODUCTION
Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, smelting and refining of palladium, platinum and associated metals (platinum group metals or PGMs) produced from a geological formation in south-central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The Company is also engaged in expanding its mining operations on the J-M Reef, and holds the Marathon PGM-copper property adjacent to Lake Superior in northern Ontario, Canada and the Altar copper-gold property in the province of San Juan, Argentina.
The J-M Reef is the only known significant primary source of PGMs within the United States and one of the more significant resources outside South Africa and the Russian Federation. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. In addition to PGMs, the Company's operations produce associated by-product metals including nickel, copper and minor amounts of gold, silver and rhodium.
PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. Currently, the most significant application for PGMs is in the automotive industry, in which PGMs are a necessary component in the production of catalytic converters that reduce harmful automobile emissions. Besides being used in automotive applications; palladium is used in jewelry, in the production of electronic components for personal computers, cellular telephones and facsimile machines, in dental applications and in petroleum and industrial catalysts. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, is used in automotive catalytic converters to reduce nitrogen oxides, in laboratory equipment, in aircraft turbine engine parts and in jewelry as a plating agent to provide brightness.
The Company conducts mining operations at its Stillwater Mine near Nye, Montana and at its East Boulder Mine south of Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. A mill at each of the mining operations upgrades the mined production into a concentrated form. The Company operates a smelter and base metal refinery in Columbus, Montana which further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is then shipped to third-party refiners for final refining before the PGMs are sold to third-parties.
Besides processing mine concentrates, the Company also recycles spent catalyst material acquired from third-parties at its smelter and base metal refinery facilities to recover the contained PGMs, which consist mainly of palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who deliver spent catalysts to the Company for processing. The Company smelts and refines the spent catalysts within the same process stream as the concentrates from its mining operations. The Company purchases recycling materials for its own account and also processes recycling materials on behalf of others for a fee.
The Company is currently in the midst of developing three new mining blocks adjacent to its current operations along the J-M Reef, consisting of the Graham Creek expansion at the East Boulder Mine and the Blitz and Lower Far West developments at the Stillwater Mine. Development of Graham Creek, which extends the East Boulder Mine underground infrastructure about 8,800 feet to the west, is now essentially complete and is expected to begin contributing incremental PGM production in late 2014 or early 2015. Blitz, which will extend underground development to the east of the Stillwater Mine, is similar to the Graham Creek development but considerably more significant in size.
Blitz consists of driving two parallel underground development drifts eastward from the Stillwater Mine on different levels that ultimately will each extend about 23,400 feet. A new surface portal for ventilation and emergency egress will be constructed at the far end of these two drifts. While much of Blitz will provide access to areas along the J-M Reef that are not yet well delineated geologically, there is evidence from the surface of ore continuity in this area. As the development progresses, the Company will have the opportunity to drill and evaluate the mineralization from underground to confirm the surface delineation results. Although it is difficult to provide specific guidance as to future production rates from the Blitz area, the Company expects that production from Blitz in the future will replace declining production from depleted mining areas within the Stillwater Mine, and may provide some growth in annual production rates as well.

The Company also expects that development of the Lower Far West area within the Stillwater Mine should provide some growth in annual production at the Stillwater Mine beginning in mid-2016. The Lower Far West area is located within the current boundaries of the Stillwater Mine, and is therefore increasingly being regarded as one of several active development areas ongoing within the mine, as opposed to a stand-alone development or expansion project.
In addition to its Montana properties, the Company also holds interests in two undeveloped, exploration-stage projects, consisting of the Marathon project in Canada (Marathon) and the Peregrine project in Argentina, which is also referred to as Altar in reference to the single largest property in the project.
The Marathon project, in which the Company holds a 75% interest, consists of an undeveloped PGM-copper resource located near the north shore of Lake Superior in northern Ontario, Canada. The Company’s 25% partner in the Marathon project is Mitsubishi Corporation. In March 2012, the Company and Mitsubishi Corporation entered into an agreement through which Mitsubishi acquired a 25% interest in the Marathon project for approximately US $81.25 million. Including Mitsubishi's share of the venture's first cash call of $13.6 million, Mitsubishi has contributed cash totaling $94.9 million to the Marathon project. Mitsubishi is responsible for funding its 25% share of all future cash calls and exploration and operating expenditures on the Marathon properties. Under a related supply agreement, Mitsubishi will have an option to purchase up to 100% of the project's future PGM production at a small discount to the then prevailing market price.
Since Marathon was acquired in 2010, the Company has been working to advance both an updated feasibility study and the environmental assessment process for a future Marathon development. Substantial progress has been made on both fronts. The Company began the updated feasibility study in late 2011 to reconfirm the Marathon ore reserve work that had been completed prior to the acquisition. As the updated feasibility study progressed, it was determined that the initial ore reserve work contained an error, resulting in an overstatement of the palladium grades in portions of the ore reserve. Subsequent work has suggested that this error alone probably would not render development of the project uneconomical. However, as required by the definitions of proven and probable ore reserves set forth in the SEC's Industry Guide No. 7 (Description of Property by Issuers or to be Engaged in Significant Mining Operations), the previously reported ore reserves for the Marathon project could not be updated until the updated feasibility study and resulting project economics were finalized, which included completion of updated engineering design work in order to determine the project economics.
As the Company continues updating the Marathon feasibility study it has become clear that at current PGM and copper prices the project as currently conceived will not provide an acceptable economic rate of return. This is not because of the overstatement of palladium grades in the ore reserve discussed above, which the Company believes would not render the project uneconomical. Instead, the updated study is indicating that the Marathon project would have too short a mine life to adequately recover the initial capital required to construct it, and that prospective concentrate grades on average are lower than in the original study, reducing the net smelter return from third-party processing. As a result the Company and its partner are examining various potential options to modify the project to enhance returns. However, at this time there can be no assurance that these options, whether individually or in combination, will improve the project economics to the point where development of the project is viable. Several of these changes, if implemented, could necessitate changes to the project scope that are not contemplated in the current environmental assessment and permit approval process. Consequently, the Company recently agreed with the joint environmental review panel reviewing the Marathon project that the review process should be suspended until the Company has further clarity on the direction the project will take.
In light of the weak project economics emerging from the Marathon feasibility study, the Company concluded that at December 31, 2013 cash flows were not sufficient to recover the Company's investment in Marathon. The Company engaged SRK Consulting, a third-party valuation expert, to determine the fair market value of the property. The Company concluded that the fair value of the Marathon properties (and related mine development and depreciable fixed assets) is less than their carrying value on the Company’s books and consequently has written down the carrying value by $171.4 million. Additionally, in the absence of acceptable economics to support development of the project and eventual production of resources, beginning in this report the Company will no longer report proven and probable ore reserves at Marathon. The project is also being reclassified as an exploration-stage project rather than a development-stage project, and the Company will cease to capitalize future project expenditures incurred in connection with Marathon.

In October 2011, the Company completed the acquisition of Peregrine Metals Ltd., a Canadian exploration company (Peregrine). Peregrine's principal asset is the Altar copper-gold property, located in the San Juan province of Argentina. The Company paid a total of $166.4 million (net of cash acquired) in cash and issued 12.03 million common shares of the Company in consideration for Peregrine. Altar is an exploration-stage property at which initial drilling completed prior to the Company’s acquisition indicated the presence of a large copper-gold porphyry deposit. Subsequently, two additional seasons of exploration drilling conducted by the Company at Altar have significantly expanded the known boundaries of the resource in both area and depth. Despite the successful exploration efforts, in the third quarter of 2013, the Company concluded that due to the current difficult political environment in Argentina, coupled with a weakening market for exploration properties generally, the $392.4 million carrying value for Altar on the Company’s books was excessive. Consequently, after consultation with third-party valuation experts, the Company wrote down the carrying value of Altar to $102.0 million. The Company has determined to scale back its activities at Altar while it determines how best to realize value out of the property going forward.
Although the Company has significant liquidity available ($496.0 million in cash and cash equivalents plus highly liquid investments, as well as $75.6 million in available borrowing capacity under its revolving credit lines as of December 31, 2013), it relies on this liquidity together with cash flow from its PGM activities to fund its Montana mine expansion initiatives, sustain ongoing operations, complete the feasibility study and evaluation work at Marathon and maintain the Company's rights to the mineral concessions in Altar. The Company also attempts to maintain sufficient liquidity to protect against severe drops in PGM prices which occur periodically.
As of December 31, 2013, the Company reported proven and probable ore reserves at its Montana operations of approximately 48.5 million tons with an average combined in situ palladium and platinum grade of 0.45 ounces per ton of ore (0.35 ounces of palladium and 0.10 ounces of platinum per ton of ore). This is equivalent to approximately 22.1 million in-situ proven and probable ounces of palladium and platinum at a ratio of about 3.59 parts palladium to one part platinum, or approximately 17.3 million ounces of palladium and 4.8 million ounces of platinum.
2013 – YEAR IN REVIEW:
The Company reported a consolidated net loss attributable to common stockholders of $270.2 million, or $2.28 per share, for the year ended December 31, 2013, compared to consolidated net income attributable to common stockholders of $55.0 million, or $0.46 per diluted share, for the year ended December 31, 2012. The decline in net income in 2013 compared to 2012 was in large part due to the $290.4 million ($226.5 million, after-tax) impairment of the Peregrine property in Argentina and the $171.4 million, ($123.6 million, after-tax) impairment of the Marathon properties that the Company recorded in the fourth quarter of 2013. Mine Production segment revenues were $478.9 million, an increase of 5.2% from the $455.4 million in 2012 as a result of increased PGM prices and sales volume. PGM Recycling segment revenues increased by 62.6% during 2013 to $560.6 million from $344.8 million in 2012, a result of increased PGM prices and an increase in total volumes processed and sold. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.”

The Company's mining operations produced a total of 523,900 ounces of palladium and platinum in 2013, an increase of 2.0% from the 513,700 ounces produced in 2012. Total consolidated cash cost per ounce, net of by-product and recycling credits, (a non-GAAP measure of extraction efficiency further defined in Part II, Item 6 of this Form 10-K) averaged $496 in 2013, compared with $484 per ounce in 2012. Higher cash costs in 2013 were a result of higher labor costs, general inflation on materials and supplies and the increase in mine production. Higher labor costs in 2013 were in part due to increases in contractual wage and benefit rates and an increase in the hiring rate for the Company's new-miner training program. The Company’s total revenues for 2013, 2012 and 2011 totaled $1.04 billion, $800.2 million and $906.0 million, respectively.

The following table sets forth the Company's revenues and sales volumes in 2013, 2012 and 2011, respectively:

Year ended December 31, (In thousands)	Sales Revenues					Troy Ounces Sold
	Palladium	Platinum	Rhodium	Other (1)	Total	Palladium	Platinum	Rhodium	Other (3)	Total
2013
Mine Production	$287,167	$164,666	$3,402	$23,683	$478,918	398	111	3	14	526
PGM Recycling	218,190	292,818	47,803	1,777	560,588	306	192	44	—	542
Total	$505,357	$457,484	$51,205	$25,460	$1,039,506	704	303	47	14	1,068
2012
Mine Production	$247,847	$176,937	$4,877	$25,765	$455,426	386	114	4	15	519
PGM Recycling	123,876	183,719	34,817	2,406	344,818	192	119	25	—	336
Total	$371,723	$360,656	$39,694	$28,171	$800,244	578	233	29	15	855
2011
Mine Production	$297,251	$194,794	$7,213	$28,749	$528,007	402	114	5	15	536
PGM Recycling	124,267	201,195	47,326	4,032	376,820	169	114	23	—	306
Other (2)	7	954	181	—	1,142	—	1	—	—	1
Total	$421,525	$396,943	$54,720	$32,781	$905,969	571	229	28	15	843

(1)	“Other” column includes gold, silver, nickel and copper by-product sales from mine production and revenue from processing recycling materials on a toll basis.

(2)	“Other” row includes sales of metal purchased in the open market.

(3)
“Other” column includes gold and silver by-product ounces and recycled ounces sold. Not reflected in the “other” ounce column in the table above are approximately 1.4 million pounds, 1.1 million pounds and 1.3 million pounds of nickel sold in 2013, 2012 and 2011, respectively, and approximately 0.9 million pounds, 0.7 million pounds and 0.8 million pounds of copper sold in 2013, 2012 and 2011, respectively.

PGM Recycling segment revenues increased by 62.6% during 2013 to $560.6 million from $344.8 million in 2012, a result of increased PGM prices and an increase in total volumes processed and sold. A total of 541,800 ounces of PGMs were produced and sold from recycling materials purchased for the Company's own account in 2013, an increase of 61.0% over the 336,500 ounces sold in 2012. The Company’s combined average realization on recycling sales (which include sales of palladium, platinum and rhodium) increased to $1,031 per ounce in 2013 from $1,018 per ounce in 2012, reflecting slightly higher market prices for palladium and platinum. In addition to processing material purchased for its own account, the Company processed and returned 65,400 ounces of PGMs on a tolling basis in 2013, down from 98,800 returned toll ounces in 2012. Recycled volumes fed to the smelter totaled 616,700 ounces of PGMs in 2013, an increase of 38.5% from the 445,200 ounces fed in 2012, driven by increased availability of recycling materials in the market during 2013. Working capital associated with recycling activities in the form of inventories and advances was $76.1 million, $87.8 million and $64.5 million at December 31, 2013, 2012 and 2011, respectively. Included in these totals are outstanding procurement advances to recycling suppliers totaling $6.9 million, $10.2 million and $2.6 million at December 31, 2013, 2012 and 2011, respectively, representing cash advanced to suppliers for material in transit.
The Company currently has a one-year market-based platinum supply agreement in place with Tiffany & Co. that expires at the end of 2014. At the present, the Company sells the remainder of the PGMs it produces either in the spot market or under mutually agreed short-term extensions of prior supply agreements. The Company is reassessing its marketing strategy in light of increasing demand from consumers for PGMs sourced from jurisdictions with secure and stable operating environments. Until this reassessment is completed, management believes it should have no difficulty selling PGMs month to month on a spot basis.
The Company’s 2013 capital expenditures totaled $129.0 million which represents an increase of 15.1% from the $116.6 million of capital spending in 2012 that is largely the result of increased spending on the Company's Montana mine expansion initiatives. Capital outlay in 2013 included $108.5 million in development and infrastructure work at the Montana mines (including $13.9 million for Blitz development and $8.7 million for the Graham Creek development), $8.0 million in facilities and equipment and $12.4 million of project outlay at Marathon. Capital commitments in 2012 included $81.3 million for development and infrastructure work at the Montana mines (including $19.4 million for Blitz development and $3.5 million for the Graham Creek development), $26.7 million in facilities and equipment, and $8.6 million of capital outlay at Marathon.
The Company’s exploration expenditures during 2013 totaled $11.2 million, of which $8.0 million was spent on drilling at the Altar property in Argentina and $3.2 million was spent on the Marathon properties in Canada, primarily in connection with the ongoing update of the project feasibility study. Exploration expenditures during 2012 totaled $15.0 million, of which $14.2 million was spent on drilling at the Altar property and $0.8 million on the Marathon properties in Canada. Exploration outlay in 2011 totaled about $2.5 million, of which $2.0 million was spent on drilling at the Altar property and $0.5 million on the Marathon properties in Canada. The Company expenses exploration costs as incurred.

For the year ended December 31, 2013, capital, exploration and cash overhead costs for Stillwater Canada Inc (primarily the Marathon activities) totaled about $14.9 million, of which $9.2 million was capitalized as development costs of the Marathon project and $5.7 million was expensed as incurred. Exploration and cash overhead costs for the Peregrine properties (primarily Altar) totaled $10.7 million in the year ended December 31, 2013, and have been expensed as incurred.
As of December 31, 2013, the Company had balance sheet debt and capital lease obligations totaling $310.7 million. This debt is comprised of (i) $274.0 million (face amount of 396.75 million) of highly discounted 1.75% convertible debentures, first redeemable at the option of the holders on October 15, 2019; (ii) $2.2 million of 1.875% convertible debentures, next redeemable at the option of the holders on March 15, 2018; (iii) $29.6 million (face amount of $30.0 million) of discounted State of Montana Revenue Bonds maturing on July 1, 2020; and (iv) various minor secured obligations totaling $4.9 million with maturities over the next three years. Annual cash interest cost on the Company’s debt obligations is expected to be about $9.6 million in 2014. In addition to this balance sheet debt, the Company also has outstanding undrawn letters of credit under its revolving line of credit, mostly in support of long-term reclamation obligations, totaling $17.5 million as of December 31, 2013. Interest is charged on these letters of credit and on the unused portion of the revolving credit facility at rates determined based on the percent of the total line that is in use in any period. At the rates prevailing on December 31, 2013, the Company would expect to pay cash interest of about $1.0 million on its revolving credit facility during 2014.
SAFETY

Mining operations at the Stillwater Mine and at the East Boulder Mine are labor intensive, and involve the use of heavy machinery and unique drilling and blasting techniques specific to a narrow-vein underground working environment, which make these operations inherently dangerous and the focus of the Company’s extensive workplace safety program. In addition, the Company’s Metallurgical Complex in Columbus, Montana conducts complex smelting and refining processes that require constant focus and safety awareness. To partially mitigate the dangers posed by working in these environments, the Company's safety and health management system focuses on accident prevention through risk management, continually seeking safer methods of mining and processing, and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, on-going education in hazard recognition, safety audits with a focus of continual improvement and sustaining of best practices, consistent safety standards adherence, accident / incidence investigations, near miss reporting and analysis, and use of focus teams who are part of the mining workforce. Salary and hourly focus teams have been successful in proactively resolving many safety related challenges. In recent years, the Company began implementing changes and enhancements to its successful "G.E.T. (Guide, Educate and Train) Safe" Safety and Health Management System (SHMS), including incorporating the CORESafety - Safety and Health Management System, which is a U.S. mining industry-wide safety initiative endorsed in April 2012 by the National Mining Association's executive Board.
Under the CORESafety system, the Company and its mining industry peers are working together toward a collective five-year goal of eliminating fatal accidents and sharply reducing the frequency and severity of on-the-job injuries within the mining industry. The CORESafety system is based on principles and programs such as creating an industry-wide safety forum to share knowledge regarding safety issues, providing the tools to continuously improve safety and health performance and joining with peers in sharing best practices. The CORESafety system is comprised of a series of 20 modules, which can be prioritized to address specific gaps in safety and health performance based on the Company's own "gap analysis." In 2013 the Company began integrating eight of these modules into its existing G.E.T. Safe SHMS and has identified an additional eight modules that it will begin implementing in 2014. The Company views the implementation of the CORESafety system as a significant opportunity to enhance the already successful G.E.T Safe SHMS and continue its pursuit of safety excellence.
The Company continues to use focus teams to address specific safety and health related issues as identified by the Mine Safety and Health Administration (MSHA) and the Occupational Safety and Health Administration (OSHA). MSHA identified powered haulage as the leading cause of fatalities in the U.S. mining industry during 2012 and the need for ongoing training for miners at all levels of experience. In response, in 2013 the Company began to build upon its task training program related to power haulage within its mines, and will continue these efforts in 2014. Additionally, the Company's smelter, base metal refinery and analytical laboratory added employee-led proactive task risk assessments and task safety observations in 2013 as part of a continuous improvement initiative to provide additional opportunities for employee participation and involvement in workplace safety.
For the year ended December 31, 2013, none of the Company’s mines received any written notices from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. In addition, the Company's Metallurgical Complex did not receive any OSHA violations in 2013. The Metallurgical Complex is recognized by the Montana Department of Labor and Occupational Safety and Health Administration as a leader in workplace safety.

At year-end 2013 the Company's overall reportable incidence rate (measured as reportable incidents per 200,000 man hours worked) increased 7.7% from the Company's 2012 incidence rate. The 2013 results do however represent a 72.9% reduction in incidence rates for Company employees and contractors since the inception of the “G.E.T. Safe” Safety and Health Management Systems in 2001.
2014 – LOOKING FORWARD
Pricing Background and Outlook
Following the economic recession in late 2008 and early 2009, market prices for palladium and platinum recovered fairly steadily until September of 2011, as the European sovereign debt crisis and restrictive credit policies in China took their toll on the markets. The price of palladium, which had traded as low as $164 per ounce in December 2008, was quoted at prices above $800 per ounce as recently as August 2011; since then, palladium has traded in a fairly narrow range, between about $600 and $700 per ounce in 2012, and between $650 and $750 per ounce in 2013. Platinum also saw some price recovery following the recession, but it has continued to be burdened by weak automotive demand in Europe. The European auto market is roughly 50% diesel, which utilizes disproportionate amounts of platinum in its autocatalysts. Consequently, with continuing European economic weakness, the market for platinum has been slow to return to full health.
During 2013, this dichotomous behavior between platinum and palladium continued in force. As the euro-zone currency woes subsided and the likelihood of the U.S. Federal Reserve slowing its bond purchases increased, precious metals markets declined in 2012 and 2013, led by weakness in the gold price. Platinum and silver both followed gold down, although platinum outperformed gold for the year. On the other hand, palladium, with its industrial character, was buoyed by strengthening auto markets in North America and China during 2013, and did not track the declines in other precious metals, but again traded in a fairly narrow range. Late in 2013, signs finally began to emerge of some recovery in the European auto market. Coupled with labor issues in South Africa that could constrain supply, platinum ended 2013 on a modest upswing.
The outlook for PGM pricing in 2014 is encouraging, but may be constrained by one or two specific issues. Overall, automotive demand worldwide looks fairly strong, with the recovery in the European markets apparently continuing and demand in both North America and China still growing. As automotive demand is the largest use for both platinum and palladium, this suggests demand for both metals should be healthy in 2014. Jewelry demand for platinum in China also appears to be strong, helping to absorb some of the excess inventory that otherwise has accumulated as a result of the weak European economy. On the supply side, strike activity in South Africa seems likely to keep primary supply fairly tight, although the weakening of the rand has been favorable to the South African cost structure. Most analysts are projecting both platinum and palladium to be in deficit for 2014, suggesting that supply shortfalls will have to be met out of inventory liquidation. The inventory picture is the first of the specific issues that may affect 2014 prices. It is generally agreed that the Russian state inventories of palladium are nearing depletion, it is not clear whether there are other official or private inventory stockpiles available elsewhere in the world that may blunt the effect of stronger demand. The other uncertainty, as always, is the direction of the world economy as 2014 progresses - if world economic conditions deteriorate, demand for PGMs could falter.

The Company's financial performance is closely linked to the price of palladium and, to a lesser extent, platinum. The Company's earnings and cash flow are fairly sensitive to changes in PGM prices - based on 2013 revenues and costs, a 1% (or just under $9 per ounce) change in the Company's average combined realized price for palladium and platinum would result in approximately a 5.5% change to before-tax net income (measured before the 2013 impairment charges) and a 2.8% change to cash flow from operations.
While changes in the PGM market prices directly affect the Company's profitability, another important competitive consideration for the Company is the relative level of and relationship between the price of palladium and platinum. The Company’s mines generally produce about 3.4 times as much saleable palladium as platinum, while its South African competitors in many cases produce nearly twice as much platinum as palladium. Consequently, the Company benefits competitively relative to these producers whenever the spread between the palladium price and the platinum price narrows. The price ratio of palladium to platinum averaged between 20% and 25% between 2003 through the first half of 2010, but subsequently has increased to about 50%, a shift that has benefited the Company significantly. It is difficult to predict how this relationship might evolve during 2014 as the palladium market has been firmer than the platinum market during 2013, but the emerging resurgence in the European auto market could lift platinum demand disproportionately during 2014.
One other important element of PGM markets is the relationship between various key currencies. Virtually all PGM sales transactions worldwide (with the possible exception of retail sales of platinum jewelry) are denominated in U.S. dollars. However, mining costs are typically incurred mostly in the local currencies of the country in which the mine is located. Recent weakening of the South African rand relative to the U.S. dollar has served to increase the competitiveness of the South African PGM producers, as their costs in U.S. dollar terms have declined (or their revenues in rand terms have increased, depending on the perspective). In general, PGM prices tend to rise when the U.S. dollar weakens against the euro, and PGM prices decline when the U.S. dollar strengthens. The U.S. Federal Reserve has announced that it will continue tapering down its purchases of longer-dated securities during 2014, which has created a general expectation that the dollar will strengthen over the course of the year, which could put downward pressure on PGM prices.
Operational and Development Outlook
From an operating perspective, the Company’s ability to increase its mine production in response to higher PGM prices is very limited, as is generally the case throughout the PGM industry. Production is constrained primarily by the developed state of the mines (i.e., the number and quality of working faces available for mining) and by limits on the availability of skilled manpower and equipment. Removing these constraints, whether through accessing new working faces or bringing on line additional manpower and equipment, typically requires significant capital expenditure and lead time to implement, making it difficult or impossible for the Company to significantly increase production for a short period of time.
Capital spending in 2014 is budgeted at approximately $161 million, which anticipates higher spending on equipment replacement and mine development, plus completion of improvements at the smelter in Columbus, ongoing development spending for the Blitz, Far West, and Graham Creek development areas along the J-M Reef in Montana, and continuing feasibility work at the Company’s Marathon project in Canada. The Company expects to continue with some engineering work on the Marathon project, and will maintain baseline environmental monitoring at Marathon and Altar, but that work will all be expensed-as-incurred in 2014 and is not included in the capital expenditure budget.

As noted previously, the Company is involved in three mine expansion initiatives at its Montana mines along the J-M Reef. Blitz, adjacent to the existing Stillwater Mine operations, will ultimately add a total of 23,400 feet of new development to the east of the current mine works on two levels. The new portal and decline from surface will be permitted and installed about four miles to the east of the existing Stillwater Mine surface facilities, intersecting the two new drifts and providing ventilation and emergency egress for the Blitz area. As now contemplated, Blitz is estimated to cost about $195.8 million (of which about $56.8 million has already been incurred through the end of 2013) and will take about five more years to complete.
Graham Creek, located adjacent to and west of the East Boulder Mine, is nearing completion. A program of definitional drilling during 2014 will better define attractive mining areas along the 8,800 feet of new development. Production from Graham Creek is expected to begin later in 2014, ramping up to around 30,000 PGM ounces per year by 2015. Capital spending at Graham Creek for 2014 is expected to be about $1.0 million, which would bring the total cost of the project to around $13.4 million, which is in line with the project's original budget.
The Lower Far West development effort is situated within the Stillwater Mine, underneath the well-developed Upper West mining area, which has been in production for many years. Because Lower Far West is below the 5000 level primary Upper West haulage level, its development was delayed until the completion of the 3500 level rail haulage, which allows for the mechanized removal of ore from that part of the mine. This effort represents an acceleration of development in the Lower Far West area and a pulling forward of capital expenditures that would otherwise have occurred in later years. The development at Lower Far West will cost an incremental $28 million in total over about three years, and once it is fully operational it should increase the Stillwater Mine's annual PGM production by about 45,000 ounces. Production from the Lower Far West area is expected to start coming on line in the second half of 2015. Through the end of 2013, the Company has spent about $3.9 million on the Lower Far West development.
During 2014 the Company expects to continue advancing the Marathon project in Canada, but on a more limited scale than in prior years. The Company's focus is on completing the detailed, updated feasibility study and on exploring various options and opportunities to improve the project economics. The Company believes that such changes and enhancements, some of which could alter the scope of the Marathon development, will be required to make development of the Marathon project economically viable at recently prevailing and anticipated PGM prices. Because the scope of the project and resulting project design could be significantly modified, in early 2014 the Company recently agreed with the Canadian federal and provincial Joint Review Panel charged with completing an environmental assessment of the project to suspend its review process until the Company determines how the project is going to proceed.
With regard to the Altar project in Argentina, no proven or probable ore reserves have yet been defined at Altar. In view of the present political environment in Argentina and the anticipated very large scale of any ultimate development of the Altar resource, the Company has concluded that, although the project appears to be a significant copper-gold porphyry deposit, is a poor strategic fit for the Company. Consequently, the Company expects to scale back its spending at Altar during 2014. The camp at Altar will be opened for a brief period of time in 2014 to conduct requisite background environmental work, but no new drilling or other exploration work is planned during 2014.
SUMMARY OF THE COMPANY
Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, smelting and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south-central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The Company is also engaged in expanding its mining operations on the J-M Reef, and holds the Marathon PGM-copper property adjacent to Lake Superior in northern Ontario, Canada and the Altar copper-gold property in the province of San Juan, Argentina.
The J-M Reef is the only known significant primary source of PGMs inside the United States and one of the significant resources outside South Africa and the Russian Federation. Associated by-product metals at the Company's operations include significant amounts of nickel and copper and minor amounts of gold, silver and rhodium. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.

THE STILLWATER COMPLEX AND J-M REEF
LOCATION
The Stillwater Layered Igneous Complex, or Stillwater Complex, in which the J-M Reef ore deposit is found, is located in the Beartooth Mountains in south-central Montana. It is situated along the northern edge of the Beartooth Uplift and Plateau, which rise to elevations in excess of 10,000 feet above sea level. The plateau and Stillwater Complex are deeply incised by the major drainages and tributaries of the Stillwater and Boulder Rivers down to elevations at the valley floor of approximately 5,000 feet above sea level.
GEOLOGY OF THE J-M REEF
Geologically, the Stillwater Complex is composed of a succession of ultramafic to mafic rocks derived from a large complex magma body emplaced deep in the Earth’s crust an estimated 2.7 billion years ago. The molten mass was sufficiently large and fluid at the time of emplacement to allow its chemical constituents to crystallize slowly and sequentially, with the heavier mafic minerals settling more rapidly toward the base of the cooling complex. The lighter, more siliceous suites crystallized more slowly and also settled into layered successions of norite, gabbroic and anorthosite suites. This systematic process resulted in mineral segregations being deposited into extensive and relatively uniform layers of varied mineral concentrations.
The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the uplifted portion of the Stillwater Complex. The surface outcrops of the reef have been mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability and continuity of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 38,000 drill hole penetrations.
The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of nickel and copper and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial Data.”
The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were based on initial feasibility and engineering studies conducted in the 1980s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to, and development of, the ore deposit within the framework of current and forecasted economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges inherent in the development of the J-M Reef include:

•	Surface access limitations as a result of private property ownership and environmental sensitivity;

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;

•
The specific configuration of the mineralized zone (narrow – average width 5 feet, depth – up to 1.5 miles of vertical extent, and long – approximately 28 miles in length), dipping downward at an angle varying from near vertical to 38 degrees;

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
For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50 foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. Quality Assurance / Quality Control (QA / QC) protocols are in place at both mine sites to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core (waste core) samples are submitted with the mineralized sample lots and compared. The QA / QC protocols are practiced on both resource delineation and development and production samples. The resulting data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.
Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off grade and an economic cut-off grade. The geologic cut-off grade for both the Stillwater and East Boulder Mines falls in the range of 0.2 to 0.3 troy ounces of palladium plus platinum (Pd+Pt) per ton. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the mining face. See “Business and Properties – Proven and Probable Ore Reserves – Discussion” for discussion of reserve sensitivity to changes in PGM pricing.
Probable ore reserve estimations are based on longer projections than proven reserves, and projections up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef are acceptable. Statistical modeling and the established continuity of the J-M Reef, as determined from results of 27 years of mining activity to date, support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features.
The Company reviews its methodology for calculating ore reserves on an annual basis. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as part of the reserve process. The annual review examines the effect of new geologic information, changes implemented or planned in mining practices and mine economics on the measures used for the estimation of probable ore reserves. The review includes an evaluation of the Company’s rate of conversion of probable reserves to proven reserves.
The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including mining methods, process recoveries, metal prices, mine operating productivities and costs and capital estimates are applied to determine the overall economics of the ore reserves. The Company has made available on its website (www.stillwatermining.com) in the Investor Relations section a report entitled “Technical Report for the Mining Operations at Stillwater Mining Company”, dated as of March 2011 and furnished to the United States Securities and Exchange Commission (SEC) on Form 8-K on June 23, 2011, that discusses the Company’s ore reserve methodology in greater detail. The information contained on the Company's website or connected to its website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
SEC ORE RESERVE GUIDELINES
The SEC has established guidelines contained in Industry Guide No. 7: to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal, and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
The SEC’s economic guidelines historically have not constrained the Company’s ore reserves, and did not constrain the Company's ore reserves at December 31, 2013. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes the historical trailing twelve-quarter average combined PGM market price in ascertaining these cumulative undiscounted cash flows.

The Company believes that it is appropriate to use a long-term average price for measuring ore reserves; as such a price better matches the period over which the reserves will ultimately be mined. However, should metal prices decline substantially from their present level for an extended period, the twelve-quarter trailing average price might also decline and could result in a reduction of the Company’s reported ore reserves.
The Company’s Technical and Ore Reserve Committee, a committee of the Board, met six times during 2013 with management and third-party independent outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2013, and has met with management and with the Company’s independent consultant on ore reserves to discuss the finding of such review.
RESULTS
The December 31, 2013, ore reserves for the Montana operations were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third-party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Risk Factors – Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future, and changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.”
PROVEN AND PROBABLE ORE RESERVES
The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2014 mining plans at each mine, the year-end 2013 proven ore reserves of 3.2 million tons at the Stillwater Mine and 2.9 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities.
The grade of the Company’s J-M Reef ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder Mines, as well as within different areas of each mine. During 2013, 2012 and 2011, the average mill head grade for all tons processed from the Stillwater Mine was 0.50, 0.58 and 0.53 PGM ounces per ton of ore, respectively. During 2013 the average mill head grade for all tons processed from the East Boulder Mine was about 0.37 PGM ounces per ton of ore compared to an average mill head grade of 0.35 PGM ounces per ton of ore in 2012 and 2011. Concentrator feeds at both mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is capacity available in the concentrator.

As of December 31, 2013, 2012 and 2011 the Company’s proven and probable ore reserves in the J-M Reef were as follows:

STILLWATER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)
As of December 31, 2013
Proven Reserves	3,246	0.57	1,856	1,545
Palladium		0.45	1,449	1,199
Platinum		0.12	407	346
Probable Reserves	12,314	0.57	6,989	5,818
Palladium		0.44	5,457	4,516
Platinum		0.13	1,532	1,302
Total Proven and Probable Reserves (1)	15,560	0.57	8,845	7,363
Palladium		0.44	6,906	5,715
Platinum		0.13	1,939	1,648
As of December 31, 2012
Proven Reserves	3,333	0.59	1,952	1,639
Palladium		0.46	1,524	1,272
Platinum		0.13	428	367
Probable Reserves	12,149	0.59	7,189	6,035
Palladium		0.46	5,612	4,684
Platinum		0.13	1,577	1,351
Total Proven and Probable Reserves (1)	15,482	0.59	9,141	7,674
Palladium		0.46	7,136	5,956
Platinum		0.13	2,005	1,718
As of December 31, 2011
Proven Reserves	2,782	0.62	1,711	1,401
Palladium		0.48	1,335	1,087
Platinum		0.14	376	314
Probable Reserves	12,262	0.60	7,374	6,039
Palladium		0.47	5,753	4,684
Platinum		0.13	1,621	1,355
Total Proven and Probable Reserves (1)	15,044	0.60	9,085	7,440
Palladium		0.47	7,087	5,770
Platinum		0.13	1,997	1,669

EAST BOULDER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)
As of December 31, 2013
Proven Reserves	2,852	0.41	1,181	1,002
Palladium		0.32	924	779
Platinum		0.09	257	223
Probable Reserves	30,097	0.40	12,038	10,212
Palladium		0.31	9,422	7,937
Platinum		0.09	2,616	2,275
Total Proven and Probable Reserves (1)	32,949	0.40	13,219	11,214
Palladium		0.31	10,346	8,716
Platinum		0.09	2,873	2,498
As of December 31, 2012
Proven Reserves	2,690	0.42	1,126	951
Palladium		0.33	881	739
Platinum		0.09	245	212
Probable Reserves	27,970	0.40	11,188	9,456
Palladium		0.31	8,756	7,349
Platinum		0.09	2,432	2,107
Total Proven and Probable Reserves (1)	30,660	0.40	12,314	10,407
Palladium		0.31	9,638	8,088
Platinum		0.09	2,676	2,319
As of December 31, 2011
Proven Reserves	2,228	0.41	907	767
Palladium		0.32	710	595
Platinum		0.09	197	172
Probable Reserves	25,207	0.40	9,988	8,449
Palladium		0.31	7,817	6,551
Platinum		0.09	2,171	1,898
Total Proven and Probable Reserves (1)	27,435	0.40	10,895	9,216
Palladium		0.31	8,527	7,146
Platinum		0.09	2,368	2,070

TOTAL MONTANA MINES
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)
As of December 31, 2013
Proven Reserves	6,098	0.50	3,037	2,547
Probable Reserves	42,411	0.45	19,027	16,030
Total Proven and Probable Reserves (1)	48,509	0.45	22,064	18,577
As of December 31, 2012
Proven Reserves	6,023	0.51	3,078	2,590
Probable Reserves	40,119	0.46	18,377	15,491
Total Proven and Probable Reserves (1)	46,142	0.46	21,455	18,081
As of December 31, 2011
Proven Reserves	5,010	0.51	2,618	2,168
Probable Reserves	37,469	0.46	17,362	14,488
Total Proven and Probable Reserves (1)	42,479	0.47	19,980	16,656

(1) Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and / or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and / or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Risk Factors” and “Cautionary Information Regarding Forward-Looking Statements.”
DISCUSSION
The Company’s mine development efforts over the past several years have focused on converting probable reserves to proven reserves, rather than on adding new probable reserves. As of December 31, 2013, the Company’s total proven palladium and platinum ore reserves in the J-M Reef were 6.1 million tons at an average grade of 0.50 ounces per ton, containing 3.0 million ounces of palladium and platinum. This represented a net decrease of 1.3% in proven contained ounces compared to the proven ore reserves reported as of December 31, 2012. The Company’s total probable palladium and platinum ore reserves at December 31, 2013, were 42.4 million tons at an average grade of 0.45 ounces per ton, containing 19.0 million ounces of palladium and platinum. This represented a net increase of 3.5% in probable contained ounces compared to the probable reserves reported at December 31, 2012. Combined, the Company’s total proven and probable palladium and platinum ore reserves as of December 31, 2013, were 48.5 million tons at an average grade of 0.45 ounces per ton, containing 22.1 million ounces of palladium plus platinum – a net increase of about 2.8% in total proven and probable contained ounces from the 21.5 million ounces reported as of December 31, 2012.
In 2013, proven and probable ore tons increased 5.1% and contained ounces reflected an increase of 2.8% from the respective amounts reported as of December 31, 2012. In 2012 proven and probable ore tons increased 8.6% while contained ounces increased by 7.4% from those reported as of December 31, 2011. The Company’s total proven and probable ore reserve tonnage in the J-M Reef at December 31, 2013, increased by about 14.2% or 6.0 million tons over the past two years. However, total contained ounces in proven and probable reserves increased by about 10.4% from those reported December 31, 2011.
The Stillwater Mine proven and probable ore reserves at year-end 2013 increased by 0.5% in terms of ore tons from the respective proven and probable amounts reported at year-end 2012. The East Boulder Mine proven and probable ore reserves at year-end 2013 increased by 7.5% in ore tons from those reported at year-end 2012. Overall, the Company’s estimated proven and probable ore reserves based on ore tons increased by 5.1% in 2013. The Company’s ore reserve determination for 2013, calculated at December 31, 2013, was limited by geologic certainty and not by economic constraints.
The following table highlights 2013 and 2012 year-on-year proven and probable ore reserves changes for the Montana operations:

	As of December 31, 2013			As of December 31, 2012			Tonnage	Ounce
	Tons	Grade	Oz	Tons	Grade	Oz	Change	Change
Stillwater Mine
Proven	3,246	0.57	1,856	3,333	0.59	1,952	-2.6%	-4.9%
Probable	12,314	0.57	6,989	12,149	0.59	7,189	1.4%	-2.8%
Sub-Total	15,560	0.57	8,845	15,482	0.59	9,141	0.5%	-3.2%
East Boulder Mine
Proven	2,852	0.41	1,181	2,690	0.42	1,126	6.0%	4.9%
Probable	30,097	0.40	12,038	27,970	0.40	11,188	7.6%	7.6%
Sub-Total	32,949	0.40	13,219	30,660	0.40	12,314	7.5%	7.3%
Total
Proven	6,098	0.50	3,037	6,023	0.51	3,078	1.2%	-1.3%
Probable	42,411	0.45	19,027	40,119	0.46	18,377	5.7%	3.5%
Total	48,509	0.45	22,064	46,142	0.46	21,455	5.1%	2.8%

Changes in proven and probable ore reserves are due to the net effect of the following:

•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven reserves are mined, (See Item 6 Selected Financial Data for prior year production data and concentrator recoveries),

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves, and

•
Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria. The cut-off grade used in mine planning ranges from 0.2 to 0.3 troy ounces of palladium and platinum per ton for the Stillwater Mine and is 0.2 troy ounces of palladium and platinum per ton for the East Boulder Mine. The economic value of this cut-off grade varies with palladium and platinum prices and with the cost and efficiency of the different mining methods employed.

CURRENT OPERATIONS
The Company’s current mining and processing operations are located in south-central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine south of Big Timber, Montana. Both mines are located on mine claims that follow the apex of the J-M Reef. The Company operates a smelter and base metal refinery, and recycling facilities, in Columbus, Montana.
Montana Properties and Facilities – February 2014

191
SWEETGRASS COUNTY
87
BIG TIMBER
72
89
STILLWATER COUNTY
BILLINGS
YELLOWSTONE RIVER
CORPORATE HEADQUARTERS
90
298
BOULDER RIVER
90
LAUREL
YELLOWSTONE RIVER
COLUMBUS
LIVINGSTON
McLEOD
90
YELLOWSTONE COUNTY
STILLWATER RIVER
METALLURGICAL COMPLEX, RECYCLING FACILITIES
EAST BOULDER MINE
78
89
E. BOULDER RIVER
ABSAROKEE
420
FISHTAIL
212
NYE
419
310
CARBON COUNTY
BIG HORN COUNTY
MINE CLAIMS
PARK COUNTY
STILLWATER MINE
78
STILLWATER RIVER
BEARTOOTH MOUNTAIN RANGE
72
RED LODGE

MINING OPERATIONS
Mine production of palladium and platinum totaled 523,900 ounces for the year ended December 31, 2013, an increase of 2.0% from the 513,700 ounces produced in the same period of 2012. Changes in mining conditions and the array of stopes available for mining in any period generally account for any slight variability in total mined ounces produced.
Combined total cash costs per mined ounce, net of by-product and recycling credits, (a non-GAAP measure) averaged $496 per ounce for the year ended December 31, 2013. See "Item 6 Selected Financial Data - Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues." Note that, for historical reasons, the Company’s measurement of total cash costs per mined ounce customarily has been reported net of credits for sales of by-products from mining and also net of PGM Recycling segment margins. During the third quarter of 2013 the Company received significant revenue from the sale of PGM ounces recycled from furnace brick, which resulted in significantly higher than normal levels of PGM Recycling segment credits during 2013, as well as some added mining revenue. These larger than normal PGM Recycling segment credits are the primary cause of the significant decrease in total cash costs per mined ounce for the full year 2013. Please see "Reprocessing of Furnace Brick" below, for further details.

The table below illustrates the effect of by-product and recycling credits on the average cash costs per mined ounce net of credits for the combined Montana mining operations.

Cash Costs Per Mined Ounce - Combined Montana Mining Operations	Full Year 2013	Full Year 2012
Reported Total Cash Costs per Mined Ounce net of Credits*	$496	$484
Add Back By-Product Revenue Credit	52	60
Add Back PGM Recycling Income Credit	68	21
Total Cash Costs per Mined Ounce before Credits*	$616	$565
* These are non-GAAP measures. For a reconciliation of non-GAAP measures to GAAP accounting measures, see "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues" in Part II, Item 6 of this report.
Along with the benefit of the ounces recovered from furnace brick recycling, cash costs per mined ounce for 2013 were also impacted by unexpected negative fluctuations in ore grade delivered to the mill at the Stillwater Mine, however, that challenge was largely offset by better-than-expected ore grades realized at the East Boulder Mine. The 2013 ore quality variances at the Stillwater Mine appear to have been isolated and not indicative of a longer-term issue.
STILLWATER MINE
The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater River Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop, warehouse, changing facilities, headframe, hoist house, paste plant, water treatment facility, storage facilities and office. All surface structures and tailings management facilities are located within the 2,475 acre Stillwater Mine Operating Permit area which is administrated collectively by the Montana Department of Environmental Quality (DEQ) and the United States Forest Service (USFS). Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources to conduct its current operations. See “Risk Factors – Certain of the Company's properties are subject to title risk, particularly related to the validity of unpatented mining claims.”
The Stillwater Mine accesses and has developed a 5.9 mile-long underground segment of the J-M Reef, on various levels between 2,000 and 7,500 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950 foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Several additional principal levels have been developed below the 5000 level, accessed from the vertical shaft and associated ramp systems. Extensive underground rail haulage has been installed on the 5000 and 3500 levels to the west of the shaft, with future rail planned on the 2000 level. Ore from this region of the mine is hauled by truck and / or rail to the shaft, where it is crushed and hoisted out of the mine. The Company is continuing to develop a decline system and additional principal mining levels to access and develop deeper areas in the central part of the mine. At the end of 2013 this decline system extended down to the 2000 level.
The headframe for the shaft at the Stillwater Mine is situated in the Stillwater Valley adjacent to the concentrator, at 5,000 feet above sea level. Ore and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, facilitate the handling of ore and waste, and improve the grinding capabilities of the concentrator. Ore produced from above the 5,000 foot elevation on the west side of the mine is hauled to the surface by rail. Waste material not used for backfilling in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.
The Stillwater Mine currently uses its 31 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and / or emergency egress. The footwall lateral and primary ramp systems will continue to provide support for production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and / or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet MSHA requirements. MSHA regulations require the Company to designate alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities.

During 2007 the Company began construction of a major dedicated decline ramp for electric truck haulage of material mined from below the 3500 rail level. The electric trucks haul material up to the 3500 level of the shaft, where it can then be hoisted to the surface. This ramp currently services down to the 2900 level of the mine, but it is planned to extend down to about the 1,400 foot elevation. The first-phase installation of the Kiruna electric trucks at Stillwater Mine was completed and the first two trucks were placed into operation during the first quarter of 2011. In the future, the Company expects the horizontal rail haulage system on the 2000 level will transport ore and waste material from the deeper mining faces to the electric truck ramps. A third Kiruna electric truck was received and placed in service during 2013. By the end of 2013 the Kiruna ramp had been developed down to about the 2500 level.
Prior to 1994 almost all of the Company’s mining activities utilized captive cut-and-fill stoping methods. This is a manpower-intensive mining method that extracts the ore body in eight to ten foot high horizontal cuts within the reef, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is backfilled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: ramp-and-fill and sub-level stoping. Ramp-and-fill is a mining method in which a series of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven within or adjacent to the ore body, allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30 foot intervals utilizing mobile long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste or sand backfill as appropriate. Traditionally, captive cut-and-fill has been viewed as being more selective in nature than either ramp-and-fill or sub-level stoping, but it also requires miners with specialized skills and is generally less productive. Other factors considered in determining the most appropriate mining method for each area include the amount of ancillary development required as well as the ore grade and ground conditions expected. The Company determines the appropriate mining method to be used on a stope-by-stope basis utilizing an engineering and economic analysis.
The Company processes ore from the Stillwater Mine through a surface concentrator facility (mill) adjacent to the Stillwater Mine shaft. The mill has a design capacity of 3,000 tons per day. During 2013 an average of 2,096 tons of ore and 98 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 92 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuits to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry, which then is agitated in a froth flotation circuit to separate the valuable sulfides from the waste rock. In this circuit, the sulfide minerals are successively floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The final flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered, placed in large bins and then transported by truck 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2013 approximately 53% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in permitted tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs from the ore is historically about 92%.
In 1998 the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, located about eight miles from the mine and generally referred to as the Hertzler impoundment, was placed into operation in late 2000. See “Business and Properties - Regulatory and Environmental Matters – Permitting and Reclamation.”
During 2013 the Stillwater Mine produced 366,100 ounces of palladium and platinum, a decrease of 3.0% from the 377,400 ounces produced in 2012. Average daily ore and reef waste tons produced increased to 2,194 in 2013 from 1,937 in 2012. The Stillwater Mine’s total cash costs, net of by-product and recycling credits, (a non-GAAP measure) averaged $484 per ounce in 2013 compared to $456 per ounce in 2012. Before the benefit of recycling and by-product sales credits, the Stillwater Mine’s total cash costs would have averaged $595 per ounce in 2013 and $530 per ounce in 2012. The 12.3% increase in average total cash costs (before credits) was attributable to increased labor and materials costs, including hiring for the new-miner training program, the ever-expanding distances from the portal to the mining faces, and the lower total mine production in 2013.

Cash Costs Per Mined Ounce - Stillwater Mine	Full Year 2013	Full Year 2012
Reported Total Cash Costs per Mined Ounce net of Credits*	$484	$456
Add Back By-Product Revenue Credit	44	52
Add Back PGM Recycling Income Credit	67	22
Total Cash Costs per Mined Ounce before Credits*	$595	$530
* These are non-GAAP measures. For a reconciliation of non-GAAP measures to GAAP accounting measures, see "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues" in Part II, Item 6 of this report.
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
From the surface facilities at East Boulder, the J-M Reef is accessed by two 18,500 foot long, 15 foot diameter horizontal rail adits driven into the mountain. These two parallel adits intersect the ore body deep within the mountain at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is accessed from seven levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 37,500 feet in length, and from four primary ramps totaling approximately 16,815 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal, where it is processed through the East Boulder concentrator facility. The East Boulder concentrator has a permitted throughput capacity of 2,000 tons per day. Concentrates produced in the mill are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana.
In 2013 and 2012, approximately 46% of the East Boulder mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert, and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The remaining permitted impoundment area has an estimated staged life of approximately 18 years at the original planned production and processing rate of 2,000 tons per day. During 2013, ore and reef waste production at the East Boulder Mine averaged 1,299 tons per day, compared to 1,234 tons per day during 2012. Mill recovery of the PGMs contained in the ore was about 90% for the years ended December 31, 2013 and 2012, respectively, and 89% for the year ended December 31, 2011.The East Boulder Mine produced 157,800 ounces of PGMs in 2013, an increase of 15.8% compared to the 136,300 ounces of PGMs produced in 2012. The East Boulder Mine’s total cash costs net of by-product and recycling credits, (a non-GAAP measure) were $525 per ounce in 2013 compared to $562 per ounce in 2012. If recycling and by-product credits are excluded, the resulting total cash costs before credits would have been $664 per ounce in 2013 and $663 per ounce in 2012.

Cash Costs Per Mined Ounce - East Boulder Mine	Full Year 2013	Full Year 2012
Reported Total Cash Costs per Mined Ounce net of Credits*	$525	$562
Add Back By-Product Revenue Credit	69	80
Add Back PGM Recycling Income Credit	70	21
Total Cash Costs per Mined Ounce before Credits*	$664	$663
* These are non-GAAP measures. For a reconciliation of non-GAAP measures to GAAP accounting measures, see "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues" in Part II, Item 6 of this report.

REPROCESSING OF FURNACE BRICK
During the second and third quarters of 2013, the Company reprocessed the waste refractory brick removed during the relining of the primary smelter furnace located in Columbus, Montana. While the brick was in place in the furnace, it gradually absorbed small amounts of PGMs from the smelter matte over the life of the refractory lining. Most of these PGMs ultimately can be recovered by crushing and then smelting the used brick. In this instance, when the Company initially started up the furnace in May 2009, the furnace was first charged with copper aiming to reduce or eliminate PGM absorption by preemptively sealing the brick with molten copper. To a large extent this was successful, but over time some PGMs were ultimately absorbed into the brick. In all, over the four-years this set of bricks were in the furnace, about 0.48% of the total PGMs processed were absorbed onto or into the brick.
Because the Company processes both mine concentrates and recycling material through the smelter, it is appropriate to allocate the ounces recovered from the brick between the Company’s Mine Production and PGM Recycling segments. (This is significant because certain royalties and taxes are payable on mined ounces but not on recycled ounces.) The Company accomplished this allocation by tracking the trace amounts of gold contained in the reprocessed brick, almost all of which derives from the mine ore concentrates, and using the known ratio of gold to PGMs in the mine ore concentrates to infer how much of the recovered metal came from the Mine Production segment. PGM grades on average are higher in the recycling material than in the mined ore concentrates, and as a result a larger share of the total PGMs recovered from furnace brick reprocessing are attributable to the PGM Recycling segment. Net saleable ounces recovered during 2013 from the reprocessed furnace brick are shown, along with their source, in the table below.

Saleable Ounces Recovered from Furnace Brick
Full Year 2013
	Platinum	Palladium	Rhodium
Attributable to PGM Recycling Segment	10,133	1,271	564
Attributable to Mine Production Segment	1,848	5,691	117
Total Ounces Recovered from Furnace Brick	11,981	6,962	681
The Company tracks PGM Recycling segment ounces through the smelter and refinery on a lot-by-lot basis, so it is able to determine when the specific ounces are sold. The PGM Recycling segment ounces recovered from the reprocessed furnace brick were sold during the third quarter of 2013, generating approximately $16.4 million of incremental revenue in the third quarter. The recovered PGM ounces from the reprocessed furnace brick that were allocated to the Mine Production segment, however, are averaged in with ore concentrate ounces processed, so the timing and benefit of selling these ounces is more difficult to determine. However, the Company estimated that these recovered PGM ounces generated about $7.1 million of incremental revenue that was realized mainly in the third and fourth quarters of 2013.
METALLURGICAL COMPLEX
SMELTER
The Company owns and operates a smelter facility located in Columbus, Montana. The smelter facility consists of two electric furnaces, two top blown rotary converters (TBRCs), a matte granulator, and gas handling and solution regeneration systems. During 2009 the Company completed construction of a new primary smelter furnace at the Columbus facility. This second furnace allows room for growth in future processing volumes, partially mitigates potential operational risk by providing some redundancy (virtually all of the Company’s metal production is dependent on the availability of the smelter facility), and provides capacity for the Company to continue processing during periodic scheduled maintenance shutdowns. After stripping out the old refractory material from the original furnace during 2010, the furnace structure was re-bricked during 2011 and reconfigured during 2012 as a “slag cleaning” furnace. In this configuration, slag tapped from the new primary furnace is transferred into the original furnace, providing additional residence time for PGM matte to separate from the slag material, with the intent of increasing metal recoveries. Reconfigured as such, the slag cleaning furnace also can serve as a backup for the primary furnace if needed.

Concentrates from the mine sites are transported by truck to the smelter, dried, and fed into the electric furnace. In the furnace, the concentrates are commingled with spent catalyst materials collected by the Company’s recycling business segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on top of the heavier nickel-copper PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then re-melted and processed in a TBRC, which extracts iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metal refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% to 2.0% PGMs. Any residual slag from the slag cleaning furnace is periodically tapped from the furnace, cooled and returned to the mine for reprocessing.
The gases released from the smelting operations are routed through a gas / liquid scrubbing system, which removes approximately 99.8% of the contained sulfur dioxide (SO2). Spent scrubbing solution is treated in a process that converts the sulfur dioxide into gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by farmers as a soil amendment and as a water treatment additive in the coal bed methane industry.
BASE METAL REFINERY
The Company’s base metal refinery is located on property the Company owns adjacent to the smelter in Columbus, Montana.
The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves out the nickel, copper, cobalt and any residual iron from the PGM-bearing converter matte. The copper and nickel ultimately are marketed as by-products. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product from about 2% PGMs to approximately 40% PGMs.
The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to third-party precious metal refineries in New Jersey and California under tolling agreements that provide the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity palladium and platinum sponge; and refined rhodium, gold and silver are also separately returned to the Company’s account. The refined metals are then available for delivery to the Company’s customers. The Company pays its refiners a per-ounce refining charge for the toll processing of the refined filter cake, and the refiners also retain a small percentage of the contained metals.
PGM RECYCLING
The Company regularly sources spent catalytic converter materials containing PGMs from third-party suppliers and processes them through its metallurgical complex. The recycling materials are either purchased outright by the Company for its own account, or are processed on a fee basis and the contained metals are returned to the supplier of the material. The third-party suppliers collect recycling materials primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also processes spent PGM catalysts from petroleum refineries and other sources, normally on a tolling basis.
Upon receipt of the recycling materials at the Columbus smelter, they are weighed, crushed and sampled prior to being commingled with mine concentrates for smelting in the electric furnace. Nickel and copper sulfides which occur naturally in the mine concentrates act as a metallurgical collector in the smelter furnace to facilitate extraction of the PGMs from the recycled material.
In connection with acquiring spent automotive catalysts for recycling, the Company sometimes advances funds to its suppliers prior to physically receiving the material in order to facilitate procurement efforts. Total outstanding procurement advances to recycling suppliers totaled $6.9 million, $10.2 million and $2.6 million at December 31, 2013, 2012 and 2011, respectively. The Company only advances against a portion of the value of specific shipments that either are on the dock or are physically in transit to the Company’s processing facilities.

Recycled PGM ounces sold in 2013 increased to 541,800 ounces compared to 336,500 ounces in 2012. In addition to material purchased for its own account, the Company processed 65,400 ounces of PGMs on a tolling basis in 2013, a decrease of 33.8% from the 98,800 tolled ounces in 2012. In total, recycled volumes fed to the smelter in 2013 were 616,700 ounces of PGMs, an increase of 38.5% from 445,200 ounces in 2012. The increased volumes in 2013 mostly resulted from new suppliers delivering additional material to the Company. It has been the Company’s experience that generally the volume of spent catalyst available in the market is sensitive to PGM market prices, as suppliers tend to withhold material from the market when prices fall and then release it for sale when prices rise.
The Company records revenue and costs of metals sold for the processing of these recycled materials separately from mine production revenue and costs. Revenues from PGM recycling increased to $560.6 million in 2013, from $344.8 million in 2012 and $376.8 million in 2011. Costs of metals sold were $527.4 million, $334.9 million and $358.6 million for 2013, 2012 and 2011, respectively. A majority of the costs are associated with purchasing the recycling material for processing. Earnings before tax from the PGM Recycling segment in 2013, 2012 and 2011, including financing charges to customers, were $35.5 million, $10.5 million and $18.8 million, respectively. As noted previously, the significant growth in 2013 PGM Recycling segment earnings relative to 2012 not only reflects substantial volume growth, but also the benefit of ounces allocated to the PGM Recycling segment from the reprocessing of furnace brick.
Because of the significant quantities of recycling material typically processed through its smelter and base metal refinery and the substantial time required for processing, the Company normally carries large inventories of recycling material in process. Working capital associated with these recycling activities, which includes inventories and advances, was $76.1 million, $87.8 million and $64.5 million at December 31, 2013, 2012 and 2011, respectively.
EXPLORATION AND DEVELOPMENT
Montana, U.S.A.
The J-M Reef has been explored from the surface along its entire 28 mile strike length by surface sampling and drilling which consists of an array of over 900 drill holes. Historical exploration activities also included driving two exploratory underground adits that are not currently in active use, the West Fork adit and the Frog Pond adit, and then drilling core samples from within these adits to access areas of the J-M Reef not accessible by surface drilling. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated resources adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves, based upon historical conversion rates, to sustain mining for a number of years into the future at current mining rates. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore reserve category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
A key element of the Company’s development activities at its Montana mines consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder Mines, which provides access for definition drilling and evaluation necessary to convert probable ore reserves to proven ore reserves. These ongoing activities also include constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. Costs incurred in connection with capitalized mine development at the Company's existing operations (excluding Blitz and Graham Creek development projects) were $60.0 million in 2013 compared to $53.5 million in each of 2012 and 2011. These capitalized mine development costs are included in total capital outlay. Development spending at the Montana operations in 2014 is planned to be approximately $71.4 million.

The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2013	2012	2011
Stillwater Mine
New Primary Development (equivalent feet)(1)	24,130	26,427	28,131
New Footwall Lateral (equivalent feet)(1)	8,647	9,595	10,409
New Definition drilling (feet)	306,500	307,717	321,434
East Boulder Mine
New Primary Development (equivalent feet)(1)	11,570	13,869	11,347
New Footwall Lateral (equivalent feet)(1)	5,947	8,306	6,593
New Definition drilling (feet)	156,750	152,093	86,695
Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
In addition to the development spending planned at the Montana mines, about $19.7 million of total capital outlay is planned in 2014 for the Blitz development adjacent to the Stillwater Mine and the Graham Creek development to the west of the East Boulder Mine.
The Blitz development includes three principal elements: (i) a tunnel boring machine, or TBM, targeting to drive about 23,400 feet of access tunnel to the east from the existing Stillwater Mine infrastructure; (ii) a second underground drift parallel to the TBM drive and about 600 feet above it, but driven by conventional methods; and (iii) the permitting and construction of a new surface portal and decline to be located about four miles to the east of the existing Stillwater Mine facilities. The new surface portal will be conventionally driven and is intended to intercept the two primary Blitz tunnels, providing ventilation and emergency egress for the Blitz area. The TBM acquired for Blitz was fully commissioned during the fourth quarter of 2012 and is currently in operation. Construction of the second conventional drift is also in progress. As these drives continue to advance, definitional and probe drilling will be performed to further enhance the Company’s understanding of the geology in this area. Total cost of the Blitz development is expected to be approximately $200 million, of which approximately $53.7 million has been charged to the development through the end of 2013.
The Company's Lower Far West development accelerates development under the existing Upper West workings in an area of relatively high PGM grades between the 3500 and 5000 levels at the western end of the Stillwater Mine. This development represents an acceleration of capital expenditures that otherwise would have occurred in later years. The Company anticipates the Lower Far West development will be completed in mid-2016 at an estimated incremental cost of $28.0 million. Because the Lower Far West development is situated within the existing boundaries of the Stillwater Mine, the development efforts there will utilize and benefit from the existing major infrastructure of the mine. At least initially, some manpower may be diverted from the Blitz development into the Lower Far West development in order to accelerate overall production growth at the Stillwater Mine, but if workforce attrition remains stable, the effect on the Blitz timeline should be minimal.
The Graham Creek development consisted of about 8,800 feet of new TBM excavation extending to the west of the existing East Boulder Mine infrastructure plus installation of two new ventilation raises and other infrastructure. This work is nearing completion ahead of schedule and on budget. Additional definitional drilling and development of specific mining areas will be completed during 2014, with full production expected beginning in 2015. Once in full production, it is anticipated that the Graham Creek development will contribute up to approximately 30,000 additional PGM ounces per year to the annual East Boulder Mine production. Ore grades at Graham Creek appear consistent with current grades in the existing portion of the East Boulder Mine. The final cost of the Graham Creek development is projected at $13.4 million, of which approximately $11.0 million has been charged to the development through the end of 2013.
Ontario, Canada
The Marathon PGM-copper project (the “project”) is located 10 kilometers (km) north of the town of Marathon, Ontario on the eastern margin of the Coldwell Complex, a Proterozoic layered intrusion. The palladium, platinum and copper mineralization occurs principally in the Two Duck Lake gabbro. The known zones of significant mineralization have a total north-south strike length of about 3 kilometers and dip 30° to 40° toward the west. The mineralization has a true thickness ranging from 4 meters (m) to 100 m.
The town of Marathon is situated adjacent to the Trans-Canada Highway on the northeast shore of Lake Superior, approximately 300 kilometers east of the city of Thunder Bay. The project area is conveniently situated in close proximity to population centers, the Trans-Canada Highway, an electrical transmission corridor, rail lines, great Lakes port facilities and a regional airport. As such, the Marathon project benefits from excellent location and access to well-developed transportation infrastructure. The project site is in an area characterized by typical boreal vegetation, moderate to steep hilly terrain and numerous streams, ponds and shallow lakes. The project area is bounded by the Pic River to the east and Lake Superior to the southwest. The climate of this area is typical of northern areas within the Canadian Shield, with long winters and short, warm summers.

Over the past five decades, the Marathon project area has been a focal point for several exploration campaigns conducted by both major and junior mineral exploration and development companies and other organizations. Numerous technical, scientific and economic studies have been conducted on the Coldwell Complex by individuals affiliated with Canadian provincial or federal government agencies as well as several academic institutions. During the 1960s, Anaconda Canada was one of the earliest organizations to systematically explore the project area’s copper mineralization. In the mid-1980s Fleck Resources (a predecessor of Polymet Mining Corp.) acquired 100% control of the property. With various partners they subsequently conducted extensive exploration and drilling programs that included the re-examination of Anaconda’s drill cores and the recognition of palladium mineralization in association with the area’s copper mineralization. By late 2003, Marathon PGM Corporation had acquired the entire Fleck interest in the project area. Marathon subsequently staked additional mining claims and, through additional transactions, acquired additional parcels of mining claims and mineral leases, and ultimately consolidated the mineral interests that together now comprise the Marathon project. The Company acquired the Marathon project from Marathon PGM Corporation in 2010, and has since continued the exploration and drilling programs begun by its predecessors in interest.
Marathon Project Current Status
Since its acquisition of the Marathon project in 2010, the Company has regarded the project as a development-stage project, with proven and probable reserves established by a favorable technical feasibility study completed in 2010. For the past several years, the Company has been working to advance the project toward environmental approval, most recently through submission of environmental assessments and other requested information to a joint Federal and Provincial Panel charged with coordinating the environmental review and approval of the project. Simultaneously, the Company also has been conducting detailed engineering work to update and finalize plans for the design, construction and commercial operation of a conventional open pit mine and processing facility. The detailed engineering study also is intended to provide an updated economic assessment of the Marathon project.
In March 2012, Mitsubishi Corporation acquired from the Company a 25% interest in the Marathon project and associated properties for approximately US $81.25 million. Including Mitsubishi's $13.6 million share of the venture's first cash call, total cash contributed into Marathon by Mitsubishi totals $94.9 million. Going forward, Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon project. Under a related supply agreement, Mitsubishi also will have an annual option to purchase up to 100% of the project's PGM production at a small discount to the then-prevailing market price.

The initial Marathon mine plan envisioned development of a substantial main pit and the sequential mining of several smaller satellite pits. The PGM-copper ores at Marathon would be processed (crushed, ground and concentrated) at on-site processing facilities to produce a marketable concentrate product containing copper, palladium, platinum, silver and gold. The concentrate then would be transported off-site to a commercial smelter and refinery for subsequent metal extraction and separation. The residual material or “process solids” resulting from the milling process would be deposited in a Process Solids Management Facility (PSMF) while the non-ore bearing mine rock produced will be permanently stored in either a Mine Rock Storage Area to be located east of the main pit or used in construction of the PSMF.
During 2012 the Company commissioned an updated third-party engineering feasibility study of the Marathon project, with the intent of verifying work done previously and completing detailed project design and economics. However, in reviewing the earlier resource determination, an error was identified in the modeling work that resulted in palladium grades being overstated on a significant portion of the project area. The detailed project design and economics, and updated technical review, are continuing.
Although the final report has not yet been issued, it is sufficiently advanced that some initial conclusions can be drawn regarding the emerging project economics. It appears that the project as currently designed will not result in an acceptable rate of return. The current mining plan is burdened by high up-front capital requirements, a relatively short operational life and unattractively low concentrate grades. Consequently, the Company has recently put on hold further environmental assessment review by the joint review panel in anticipation of material design changes to the project which could change the scope of the environmental assessment and permits under review by the panel.
At this stage the Marathon project has no proven or probable ore reserves, as defining ore reserves requires a completed definitive feasibility study that delineates project economics. The project has been reclassified as an exploration-stage project rather than a development-stage project, and the Company will cease to capitalize future project expenditures incurred in connection with Marathon.
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
The Altar project is located in the Andes Mountains of Argentina, about 10 kilometers from the Argentina-Chile border, and approximately 180 kilometers west of the city of San Juan. Elevations within the project area range between 3,100 meters and 4,000 meters above sea level. The Altar project is currently accessed via two routes from within Argentina. The primary access route up the eastern slope of the Andes is shared with Glencore Xstrata’s El Pachón project and extends southwestward from the town of Barreal before trending northwards toward El Pachón and continuing for 25 kilometers to the Altar Camp. The access route is a good quality gravel road approximately 170 kilometers in length. Secondary access is provided by 170 kilometers of gravel road leading westward from the community of Calingasta along the Rio Calingasta valley. The route crosses the Cordillera de La Totora at the headwaters of the Rio Calingasta, turns southward along the upper tributaries of the Rio Blanco and then westward along the Rio Pantanosa to the Altar property. Both routes involve crossing several rivers and high-mountain passes.

N
Nuestra Señora de La Paz
Bolivia
Santa Cruz de la Sierra
Paraguay
São Paulo
Rio de Janeiro
São Paulo
Chile
PACIFIC OCEAN
ALTAR
SAN JUAN
Córdoba
Porto Alegre
Mendoza
Rosario
Uruguay
Santiago
Argentina
Buenos Aires
ATLANTIC OCEAN

N
Puerto Coquimbo
Coquimbo
PACIFIC OCEAN
ROUTE 5 NORTH
ILLAPEL
Tres Valles
Pelambres
El Pachon
Altar Project
Los Azules
CHILE
ARGENTINA
CHILE
ARGENTINA
PROVINCIA DE SAN JUAN
San Juan
Puerto Ventanas
Valparaiso
Santiago
REGION METROPOLITANA
Mendoza
LEGEND
OTHER PROJECTS
SEA PORTS
ALTAR
RAIL ROAD
ROAD Illapel-Altar
ROAD Los Azules-Altar
ROAD Barreal-Altar
ROAD Antiguo (Rio Blanco)
ROAD NETWORK
50 25 0 50
KILOMETERS
300000
400000
500000
6700000
6600000
6500000
6400000
6300000

The Altar copper-gold project is an exploration-stage project. The project is primarily a copper-gold porphyry deposit with potential for discrete peripheral gold system targets. The Altar deposit currently exhibits open mineralization in most directions; hence, it will require continued drilling not only in the primary Altar copper-gold porphyry, but also in the potential peripheral gold systems to fully define total project scale and scope.
The annual drilling season in the Andes Mountains typically extends from December through April. The Company's 2013 exploration drilling campaign involved two contracted core drill rigs active on the Altar property that drilled 11,100 meters of additional core. The objectives for the 2013 exploration season included the delineation of geologic boundaries of the Altar copper-gold porphyry system, further drill testing and evaluations in poorly defined portions of the known Altar deposit, and reconnaissance drilling of two distinct precious metal occurrences located adjacent to the Altar deposit. The Company has posted a report that summarizes the cumulative drill results through 2013 on its webpage, www.stillwatermining.com.
If it is ultimately determined that the Altar deposit (and other nearby deposits) justify development into a producing resource, the Altar project will require substantial capital for the development of a mine and supporting infrastructure. The boundaries of the resource have not yet been defined, so the ultimate cost of any development at Altar cannot yet be accurately estimated.
Geology of the Altar Deposit
The Altar porphyry copper-gold deposit is associated with Middle-Late Miocene intermediate composition of subvolcanic porphyries that intrude Early Miocene rhyolitic ignimbrites and fine-grained andesite flows of the Pachón Formation. Elevated gold, silver and molybdenum values are associated with the copper mineralization.
A leached cap zone has been intersected by drilling at depths ranging from 0 meters to 258 meters. Beneath the leached cap are zones of supergene copper enrichment and primarily sulfide mineralization that have been variably affected by weathering, mainly in the form of oxidation developed along narrow joints and fractures.
Drilling at the property through 2013 included 233 diamond drill holes totaling 97,981 meters. At the time of the Company's acquisition of Altar, six prior seasonal diamond drilling programs had been completed; the first, by Rio Tinto, was in 2003, and subsequent programs were conducted by Peregrine during the summer field seasons between 2005 and 2011.

Altar Drill Program Summary
Through April 2013

Year	Company	Holes Drilled	Total Meters Drilled	Comments
2003	Rio Tinto	7	2,841
2006	Peregrine	8	3,302
2007	Peregrine	25	10,408
2008	Peregrine	24	12,741	+1 hole extended
2010	Peregrine	76	26,349	+ 2 holes extended
2011	Peregrine	13	3,961
2012	Peregrine (SWC)	64	27,278	+ 6 holes extended
2013	Peregrine (SWC)	16	11,101	+ 4 holes extended
Total		233	97,981

At this stage the Altar property has no proven or probable ore reserves, as defining ore reserves requires a completed definitive feasibility study that delineates project economics.
Altar Current Status
During the third quarter of 2013, the Company identified certain events and changes in circumstances with regard to the Altar property that in the opinion of management were indicators of possible impairment. Continuing uncertainty in the legal and business climate in Argentina, announcements of reduced investment or the placement on care and maintenance of certain projects in the vicinity of the Company's Altar mineral property, significant changes in the global mining industry and on-going technical reviews within the Company were all considered in the Company's assessment. Considering these events individually and in the aggregate, the Company concluded that a "triggering event" had occurred during the third quarter of 2013 requiring it to assess whether its investment in the Altar mineral property was impaired. These adverse changes required the Company to assess whether it could generate future undiscounted cash flows sufficient to recover its investment in the Altar mineral property based on the various development scenarios for the Altar property currently under consideration by the Company. Based on these scenarios, which have been evolving in connection with the technical reviews described above, the Company determined that the probability-weighted undiscounted future cash flows from the Altar mineral property more likely than not were not sufficient to recover its book carrying value as of September 30, 2013. Having made this determination, the Company undertook an assessment of the fair market value of the property which included examining recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. Accordingly, the Company's third quarter 2013 financial results included a $290.4 million ($226.5 million, net after taxes) impairment charge to net income for the Altar mineral property.
Notwithstanding this impairment charge, the Company is continuing to review alternatives for optimizing its investment in the Altar property. In view of the present political environment in Argentina and the anticipated very large scale of any ultimate development of the Altar resource, the Company has concluded that, although the project appears to be a strong candidate for ultimate development, is a poor strategic fit for the Company at this time. The Company intends to make the minimum level of annual expenditures required in order to maintain the Company's good standing and preserve its asset position at Altar while it evaluates alternatives for the Altar project. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year.

OTHER PROPERTIES
The Company owns a warehouse facility in Columbus, Montana and leases office space in Columbus and Billings, Montana. The Company owns parcels of rural land in Stillwater and Sweet Grass Counties in Montana near its mines and metallurgical complex totaling approximately 4,549 acres and additional commercial properties in the communities of Columbus and Big Timber, Montana. Subsidiaries of the Company own residential and commercial properties in Marathon, Ontario which are used as support facilities for operations and exploration projects at the Marathon properties. The Company’s subsidiaries lease office and warehouse space at various locations in Canada, Argentina and Chile. The Company’s corporate office is located in the office space leased in Billings, Montana. The annual expense for office leases in Montana totals approximately $0.3 million per year.
EMPLOYEES
The following table indicates the number of Company employees (excluding contractors) in each of the Company's activities:

	Number of Employees
SITE	at December 31,
	2013	2012	2011
Stillwater Mine	1,057	989	954
East Boulder Mine	414	373	318
Smelter and Refinery Complex	172	190	179
Administrative Support	99	80	71
Canadian Operations	18	14	16
South American Operations	13	18	29
Total	1,773	1,664	1,567
All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steel Workers of America (USW). The Company is party to a four-year labor agreement expiring on June 1, 2015, that covers substantially all hourly workers at the Stillwater Mine, the smelter and the base metal refinery and provided for an annual wage increase of 5% per annum in 2012 and 4% per annum in 2013 and 2014. Separately, the Company is party to a four-year labor agreement covering all hourly workers at the East Boulder Mine that is scheduled to expire on December 31, 2015. Provisions of the East Boulder labor agreement are similar to those agreed at the Stillwater Mine and processing facilities. See “Risk Factors – Limited availability of additional mining personnel may affect the Company’s ability to achieve its production targets."

LONG-TERM FINANCING
1.875% CONVERTIBLE DEBENTURES
In March 2008 the Company issued and sold $181.5 million aggregate principal amount of 1.875% senior convertible debentures due in 2028 (1.875% debentures). In October 2009 the Company undertook the exchange of $15.0 million face amount of the 1.875% convertible debentures for 1.84 million shares of the Company’s common stock. The 1.875% debentures acquired were retired, leaving $166.5 million face value of the 1.875% debentures outstanding at December 31, 2009. Holders of $164.3 million of the 1.875% debentures exercised their option to require the Company to repurchase all or a portion of their 1.875% debentures on March 15, 2013. Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to repurchase all or portion of their 1.875% debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events, including a change in control. As of March 22, 2013, the Company has available the option to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at its discretion. The outstanding balance of $2.2 million is reported as a long-term debt obligation as of December 31, 2013. See "Note 14 - Debt and Capital Lease Obligations" to the Company's 2013 audited consolidated financial statements for further information.
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company completed the issuance of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032, (1.75% debentures). Each $1,000 principal amount of the 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including with each 1.75% debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (also subject to customary anti-dilution adjustments). The effect of enhancement was to increase the effective conversion price. The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to require the Company to redeem their 1.75% debentures (at face value plus accrued and unpaid interest up to, but excluding, the relevant repurchase date) on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.
The 1.75% debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded within equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling about $12.4 million were deducted from the gross proceeds and the debt portion of the offering is being amortized ratably over seven years. Net proceeds of $384.3 million from the offering were used in part to retire $164.3 million of the Company's outstanding 1.875% convertible debentures on March 18, 2013 with the remaining proceeds being used for general corporate purposes. See "Note 14 - Debt and Capital Lease Obligations" to the Company's 2013 audited consolidated financial statements for further information.
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. See "Note 14 - Debt and Capital Lease Obligations" to the Company's 2013 audited consolidated financial statements for further information.

ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of the credit facility and simultaneously expanded the maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the agreement state that the borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The asset-backed revolving credit includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the facility remains available. The Company’s fixed charge coverage ratio is at least 1.0 to 1.0. The facility also includes other customary restrictions that become tighter as drawings under the facility increase. The facility includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized borrowing capacity available under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. See "Note 14 - Debt and Capital Lease Obligations" to the Company's 2013 audited consolidated financial statements for further information.
CAPITAL LEASE OBLIGATIONS
In June 2012, the Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term; lease payments are due quarterly in advance. In the third quarter of 2012, the Company increased the lease balance due under the original GECC capital lease by $0.7 million. The Company made cash payments of $2.2 million on its capital lease obligations for the year ended December 31, 2013, which included interest of $0.3 million. As of December 31, 2013, the outstanding balance under the capital lease was $4.6 million.
CAPITALIZED INTEREST
The Company capitalizes a portion of the interest incurred on its various debt instruments as a cost allocated to specific and identified projects under development. For the periods ended December 31, 2013, and 2012, the Company capitalized interest of $4.8 million and $0.9 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
PGM SALES AND HEDGING
MINE PRODUCTION
Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. After final refining, by-product gold, silver and rhodium are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products from the Company’s base metal refinery are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2013, 2012 and 2011, total revenues from by-product (copper, nickel, gold, silver and mined rhodium) sales were $27.1 million, $30.6 million and $36.0 million, respectively.
The Company currently has a one-year market-based platinum supply agreement in place with Tiffany & Co., through the end of 2014. At present the Company sells the remainder of the PGMs it produces either in the spot market or under mutually agreed short-term extensions of prior supply agreements. The Company is reassessing its marketing strategy in light of increasing demand for PGMs sourced from jurisdictions with secure and stable operating environments. Until this reassessment is completed, management believes it should have no difficulty selling PGMs month to month on a spot basis.
Currently, none of the Company’s mine production is committed under forward sales or other hedging arrangements. The Company historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuations in the price of palladium and platinum from mine production. Hedging activities consisted of fixed forwards for future delivery of specific quantities of PGMs at specific prices, and financially settled forwards that provided for net cash settlement of forward sales. See "Note 6 - Derivative Instruments” to the Company’s 2013 audited consolidated financial statements for further information.

PGM RECYCLING
The Company has capacity available in its smelter and base metal refinery and purchases catalyst materials from third-parties for recycling in those facilities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements, the Company advances cash to suppliers as spent catalyst materials are ready for shipment or in-transit to the Company’s facilities. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company. See “Risk Factors – The Company is reliant on third parties that provide recyclable catalyst materials for processing by its recycling business.”
The Company regularly enters into fixed forward sales related to recycling of catalysts. These fixed forward sales transactions in the recycling business have not been accounted for as derivatives because they qualify as “normal purchases / normal sales” under generally accepted accounting principles. Metals from processing recycled materials are generally sold forward at the time the material is purchased and then are delivered against the forward sales contracts when processing is completed and the finished ounces are recovered.
All of the Company’s recycling forward sales transactions open at December 31, 2013, will settle at various periods through May 2014. See "Note 6 - Derivative Instruments” to the Company’s 2013 audited consolidated financial statements for more information. The Company has credit agreements with certain of its major trading partners that would require the Company to make margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of December 31, 2013, 2012 or 2011.
OTHER
The Company makes other open market purchases of refined PGMs from time to time for resale to third-parties. There were no open market purchases for the years ended December 31, 2013, and 2012. The Company recognized revenue of $1.1 million on ounces purchased in the open market and re-sold for the year ended December 31, 2011. These purchases for resale were essentially breakeven transactions undertaken for the convenience of certain customers.
TITLE AND ROYALTIES
Montana, USA
The Company holds 1,511 patented and unpatented lode, tunnel site or mill site claims in Montana comprising approximately 23,111 acres along the trend of the J-M Reef mineral zone and on adjacent private or federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for ongoing exploration and surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending for 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993, covering 123 acres in nine mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, administrative judges for the IBLA ruled in favor of the Mouat Interests’ and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent have not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course.
The Company presently maintains 1,341 active unpatented lode, placer, tunnel site or mill site claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than patented claims or other real property interests because the validity of unpatented mining claims is often uncertain and such claims are more commonly subject to challenges of third-parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or mill site claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy, beneficial use, and payment of annual claim maintenance fees by the claimant.

Of the Company’s 1,511 controlled claims, 868 claims are subject to production royalties, including 840 claims subject to a 5% net smelter royalty (NSR) payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 143 claims subject to a 0.35% net smelter royalty payable to the Mouat family, and 115 claims subject to both royalties. During 2013, 2012 and 2011, the Company incurred royalty expenses of $18.7 million, $17.9 million and $24.1 million, respectively.
Ontario, Canada
In November 2010 the Company acquired Marathon PGM Corporation and its PGM-copper assets and, in February 2011, acquired certain adjacent exploration properties and royalty interests situated in northwest Ontario, Canada from Benton Resources Corp. The Company currently holds mining claims and crown leases totaling approximately 16,344 hectares (40,385 acres) covering the more prospective portions of the Port Coldwell Intrusive Complex. The Coldwell Complex is located near the northern shore of Lake Superior adjacent to the town of Marathon, Ontario and hosts the Marathon PGM-copper deposit. The Company’s aggregate property holdings in the Coldwell Complex include 43 crown leases covering approximately 2,856 hectares (7,057 acres) and 84 mining claims comprised of 8431 claim units totaling an additional 13,488 hectares (33,329 acres). Each of the 3 crown leases convey to the Company certain mining rights, surface use rights, or combined surface and mining rights. Of the total area controlled under crown leases 2,732 hectares (6,751 acres) or 96% includes both surface and mining rights. Due to the proximity of certain claim units to surface water bodies, the surface rights were withheld on sensitive portions of select crown mining leases totaling 124 hectares (306 acres). Applications have been submitted for mining and surface leases on an additional 21 mining claims totaling 2,576 hectares (6,365 acres) in order to expand the Company's crown leasehold position across the entire footprint of the Marathon project.
In Canada, paramount title to minerals typically vests in the Crown subject only to the burden of Aboriginal title; the various Ministries of the Provinces enjoy legislative powers to administer the disposition of minerals within their jurisdiction. In Ontario, mining claims grant the claimant conditional rights of access for exploration of hard rock minerals conducted in compliance with regulations regarding surface disturbance, environmental stewardship and annual expenditures to maintain the validity of the claims. Mining claims in Ontario do not authorize removal of minerals for other than test work and analyses. To commercially extract minerals, a mining lease is necessary. Crown mining leases provide the claimant with a preference right to develop and extract minerals for a (renewable) 21-year term, under more specific conditions of Aboriginal consultation, environmental protection, approved closure / reclamation plans and financial assurances provided to the Crown over the life of the project. The Company believes that its mining claims and crown leases provide adequate security of mineral and surface tenure to advance its planned mine development and mineral exploration activities in the Marathon-Coldwell region of Ontario.
The Company’s Ontario properties in the Coldwell Complex remain subject to certain underlying provisions and production royalty interests. Production royalty interests include: a 2% NSR royalty payable to Teck Cominco Ltd. in respect to the ‘Bamoos leases’ (217 hectares {536 acres}), a 1% NSR royalty payable to Stephen Stares in respect to the ‘Bermuda claim’ (94 hectares {232 acres}): a 2% NSR royalty payable to Franco Nevada (as successors in interest to Newmont and Redstone Resources) in respect to the Par Lake, et.al. leases (1,315 hectares {3,249 acres}); a 1% NSR royalty payable to Stephen Stares in respect to certain of the 'Bermuda Properties' (approximately 7,300 hectares {18,039 acres}); a conditional 2% NSR royalty payable to Rudy Wahl in respect to the ‘Coubran Lake’ claims (752 hectares {1,858 acres}); and a conditional 2.5% NSR royalty payable to Superior Prospects Inc. in respect to the ‘Geordie Lake claims’ (1,520 hectares {3,756 acres}). At the date of filing, approximately 4% of the Company’s stated proven and probable ore reserves at the Marathon PGM-copper deposit are subject to the 2% NSR royalty payable to Teck Cominco Ltd. The Company’s other royalty obligations affect only exploration-stage properties in the Marathon / Coldwell region.
At the Company’s Geordie Lake exploration property located approximately 8 kilometers west of the Marathon PGM-copper deposit, Gryphon Metals, Inc. retains a back-in option to a 12.5% working interest on the ‘Geordie Lake claims’ (1,520 hectares {3,756 acres}). The option can be exercised upon completion and delivery of a feasibility study by the Company and Gryphon making a cash payment to the Company equal to 31.25% of all costs incurred on the property through completion of the feasibility study.

San Juan Province, Argentina
Through its acquisition of Peregrine Metals Ltd. in 2011, the Company is engaged in the exploration and development of precious and base metal mineral properties in South America. The Company’s principal South American focus is the advanced exploration-stage Altar project, located in the San Juan Province of Argentina. The Altar project contains a large porphyry-style copper-gold deposit and is comprised of six mining concessions acquired from Rio Tinto by Peregrine Metals Ltd. in 2009 (the original "Altar property"), five mining concessions known as the "Rio Cenicero concessions” held under option since 2008, one mining concession staked in 2008 and two mining concessions acquired in 2010, as well as ten mining access rights of way.
Rio Tinto retains a 1% NSR royalty on all mineral products produced from the first six mining concessions at Altar. The original underlying concession owners also jointly hold an NSR royalty of 1% (the Robledo Royalty) on four of the first six concessions, which the Company has the right to purchase at any time for $1.0 million. Until the mine achieves commercial production or the Company exercises its right to purchase the Robledo Royalty, aggregate payments of $80,000 are payable annually. On the date of commencement of commercial production, the annual payments cease and the Robledo Royalty becomes effective. The annual payments are in addition to, and not an advance against, the Robledo Royalty.
The conditions of the Rio Cenicero Option Agreement include an initial five-year term for conducting exploration after which the Company has the option to convert its rights on the Rio Cenicero concessions from exploration to exploitation status. The Company has satisfied all payment and expenditure requirements for the exploration phase of the Option. As the result of defining substantial additional resource potential on the Rio Cenicero concessions during the Company’s recent exploration activities, the Company is presently negotiating revised terms and conditions for an extension to the exploration phase of the Option Agreement. At commencement of commercial production monthly option payments cease and a NSR royalty of 1% becomes payable for all mineral products produced from the Rio Cenicero concessions.
The original Altar property, the Rio Cenicero concessions, the mineral concession staked by Peregrine in 2008 and the two mineral concessions acquired in 2010 are known collectively as the “Altar project.” In aggregate, the Altar project mineral concessions total 11,945 hectares (29,517 acres).
REGULATORY AND ENVIRONMENTAL MATTERS
United States
The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, the investigation and cleanup of such discharges, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the Company’s facility design, operations, and permitting requirements. In addition, expansions, modifications or upgrades to the Company’s mines and other systems may be delayed by permit review processes, and any operations deemed to be in non-compliance with permits could be ordered to cease operations pursuant to applicable environmental laws and regulations. The Company could be required to conduct investigatory and remedial actions to mitigate pollution conditions caused by or attributed to its operations or former operations. See “Risk Factors – The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming.”
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
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, orders requiring curtailment or cessation of operations and corrective measures requiring capital expenditures. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts the Company currently anticipates. The Company attempts to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.
Hazardous Substances and Waste
The Company’s operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid wastes and hazardous wastes. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. The Company may handle hazardous substances within the meaning of the CERCLA, or similar state statutes, in the course of its ordinary operations and, as a result, may be jointly and severally liable under the CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
While some of the industrial waste generated by the Company’s operations is excluded from hazardous waste regulations, the Company also generates industrial waste that is subject to the requirements of the Resource Conservation and Recovery Act (RCRA), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. The Company generates relatively little hazardous waste; however, it is possible that other wastes, which could include wastes currently generated during the Company’s operations, will in the future be designated as “hazardous wastes” and therefore, be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on the Company’s capital expenditures and operating expenses.
The Company currently owns or leases properties where hazardous wastes are being or have been handled for many years. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators or wastes disposed of by the Company in compliance with laws in effect in the past that have been subsequently amended), to clean up contaminated property (including contaminated soil and groundwater) or to perform remedial operations to prevent future contamination. The Company is not currently aware of any facts, events or conditions relating to such requirements that could materially impact its operations or financial condition.
Oil Pollution Act
In January of 1974, the EPA adopted regulations under the Oil Pollution Act (OPA). These oil pollution prevention regulations require the preparation of a Spill Prevention Control and Countermeasure Plan (SPCC) for facilities engaged in storing, using or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. The Company believes that its facilities will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to the Company than any other similarly situated companies.
Air Emissions
The Company’s operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including combustion engines used at the Company’s mines and processing facility, and also impose various monitoring and reporting requirements. Such laws and regulations may require that the Company obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. The Company’s failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. The Company believes that it is in substantial compliance with these requirements. The Company may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. The Company believes, however, that its operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to the Company than to any other similarly situated companies.
Water Discharges
The Federal Water Pollution Control Act (Clean Water Act) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require the Company to monitor and sample the storm water runoff from certain of its facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on its financial condition, results of operations or cash flow.
Endangered Species
The Endangered Species Act (ESA) restricts activities that may affect endangered or threatened species or their habitats. While some of the Company’s facilities may be located in areas that are designated as habitats for endangered or threatened species, the Company believes that it is in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause the Company to incur additional costs or become subject to operating restrictions or bans in the affected states.
National Environmental Policy Act
The National Environmental Policy Act (NEPA) establishes a national environmental policy and goals for the protection, maintenance, and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA and, as a result, mining activities requiring U.S. Forest Service (USF) or Bureau of Land Management (BLM) approval must undergo NEPA review. NEPA reviews could lead to permitting, construction and operational delays and increased costs that could materially adversely affect the Company’s revenues and results of operations.
Climate Change and Greenhouse Gas Emissions
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005 as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a greenhouse gas emission reduction target of 17 percent compared to 2005 levels. The effect of these international efforts to address climate change on the Company’s operations cannot be determined with any certainty at this time.
In the U.S., legislative and regulatory initiatives are underway to limit GHG emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. In addition, The U.S. Supreme Court has determined that GHG emissions fall within the federal Clean Air Act (CAA), definition of an “air pollutant,” and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. The D. C. Circuit upheld the Tailoring Rule, but the Supreme Court granted cert and will hear the case in February 2014.
On September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the U.S. beginning in 2011 for emissions in 2010. The Company’s facilities are not required to report process GHG emissions at this time, although the Company is required to report GHG emissions from stationary combustions sources. Additionally, the assessment of GHG emissions is becoming an increasingly important part of NEPA assessments, and as a result the Company may be required to report, control and/or reduce its GHG emissions levels in connection with any future NEPA review.
Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of future GHG regulations and related developments.
Emergency Planning and Community Right-to-Know Act
The Company’s is required to annually report to the EPA all releases of certain hazardous or toxic substances that exceed certain thresholds under the Toxic Release Inventory provisions of the Emergency Planning and Community Right-to-Know Act.
In an effort to protect the health of the Company's workforce, the Company employs various measures to ensure it is complying fully with strict MSHA limits on diesel particulate matter (DPM) exposure for underground miners. These measures include using catalytic converters, filters, and enhanced ventilation regimens, modifying certain mining practices underground that tend to create concentrations of DPM, and utilizing various blends of cleaner-burning biodiesel fuel. The Company believes its underground operations at the Stillwater and East Boulder mines are in compliance with MSHA’s existing stringent DPM standards. However, no assurance can be given that any lack of compliance in the future will not impact the Company.
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
PERMITTING AND RECLAMATION
Operating Permits 00118 and 00149 issued by the Montana Department of Environmental Quality (DEQ) encompass approximately 2,613 acres at the Stillwater Mine located in Stillwater County, Montana and 986 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 789 acres have been disturbed at the Stillwater Mine, and 203 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
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
The Company’s environmental expenses for Montana operations were $4.6 million, $4.3 million, and $3.8 million in 2013, 2012 and 2011, respectively. The Company had capital outlay for environmental facilities during 2013, 2012 and 2011 of $2.0 million, $3.1 million and $0.8 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to total at least $6.1 million per year and will be expensed as incurred.
Ontario, Canada
During 2014 the Company expects to continue advancing the Marathon project in Canada, but on a more limited scale than in prior years. The Company's focus is on completing the detailed, updated feasibility study and on exploring various options and opportunities to improve the project economics. The Company believes that such changes and enhancements, some of which could alter the scope of the Marathon development, will be required to make development of the Marathon project economically viable at recently prevailing and anticipated PGM prices. Because the scope of the project and resulting project design could be significantly modified, in early 2014 the Company asked the Canadian federal and provincial Joint Review Panel charged with completing an environmental assessment of the project to suspend its review process until the Company determines how the project is going to proceed. See “Risk Factors – The Marathon acquisition introduces significant new uncertainties as to the Company’s future performance and commitments.”
San Juan Province, Argentina
The Altar project, described in more detail above under “Title and Royalties” is currently an exploration stage project. In Argentina, the Environmental Law for Mining Business, Law No 24.585, is incorporated into the Mining Code. It aims to protect the environment and preserve natural and cultural heritage, which may be susceptible to impact by mining activities. Activities specified in the above-mentioned regulations cover the following activities or project stages:

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
The Company has a history of environmental compliance and is committed to construct and operate the Marathon and Altar facilities in a safe and environmentally sound manner, in material compliance with relevant federal and provincial laws and using best environmental practices. The Company prides itself on its ability to work with communities and regulatory agencies, focusing on the design, construction and operation of facilities in a manner that ensures they are managed proactively to protect the environment.
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
Significant quantities of palladium and platinum are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past the Russian Federation has held large inventories of palladium as a strategic stockpile, exporting and selling substantial volumes from time to time without warning into the market. There is no official disclosure of the size of the Russian inventories or clarity as to plans for future sales, but some observers have suggested that reduced exports in recent years indicate the Russian government inventories now are nearly depleted. Also, exchange-traded funds, (ETFs) for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy higher average revenue per PGM ounce than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production and consequently, on a relative basis, are not as directly affected by changes in the prices of palladium and platinum as the Company is. See “Global Supply” below. New mines may be developed over the next several years, potentially increasing supply. Furthermore, the volume of PGMs recovered through recycling of scrap sources, mostly spent automotive and industrial catalysts, is increasing.

There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GLOBAL DEMAND
The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties. Johnson Matthey estimates that in 2013 gross demand for palladium declined by about 3.4% to 9.63 million ounces from 9.97 million ounces in 2012. Their Platinum 2013 Interim Review Report published in November 2013 (Johnson Matthey or the Johnson Matthey report), reported that during 2013 palladium demand increased in the automotive catalyst market; however, demand from jewelry, electrical components, dental applications and investment all declined.
The largest application for palladium is catalyst automotive catalytic converters that reduce emissions from internal combustion engines. In 2013, this industry consumed approximately 6.97 million ounces or about 72% of gross worldwide palladium demand. (This estimate is net of 2.46 million ounces which Johnson Matthey estimates were generated from recycling sources during 2013, - See "Global Supply" below). Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates gross year-on-year industrial demand for palladium decreased during 2013 by 7.8% to about 1.59 million ounces. Johnson Matthey estimates that this sector comprised about 16% of total 2013 palladium demand. Palladium is used industrially in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as in chemical processes as a catalyst. Total palladium jewelry demand worldwide for 2012 is estimated by Johnson Matthey to have decreased by about 12% from the previous year to about 390,000 ounces. Johnson Matthey also reported that palladium use in dentistry declined slightly in 2013 to approximately 510,000 ounces, comprising 5.3% of total net palladium demand in 2013. According to Johnson Matthey, net investment demand in 2013 was only about 75,000 ounces; that compares to net investment additions of about 470,000 ounces during 2012. According to Johnson Matthey (and others), the outlook for palladium demand over the next year appears favorable, driven primarily by continuing recovery in the European automotive sector, the outlook for continued growth in the Chinese economy during 2013, and the increasing amount of palladium used in the exhaust after-treatment systems of diesel vehicles.
Over the past decade, the pricing disparity between platinum and palladium has driven research into substituting palladium for platinum in diesel catalytic converters, and the technical limit on palladium content reportedly has now risen to as much as 50% of the total PGMs in diesel catalytic converters - although Johnson Matthey indicates current diesel production models on average probably contain about 30% palladium. (Many current models of U.S. gasoline cars now use no platinum at all in the catalytic converter.) The effect of introducing exchange-traded funds for palladium and platinum has been to broaden access for retail investors seeking exposure to PGMs but also seems to have increased market pricing volatility, particularly for palladium. Johnson Matthey estimates that in 2013 there was a deficit of approximately 740,000 ounces in global palladium supply (including PGMs from recycling), the result of limited Russian inventory sales and growth in automotive demand. (The deficit was presumably made up through drawing down above-ground inventories of finished metal and investment stockpiles.) Based on London Bullion Market Association afternoon postings, the market price of palladium during 2013 ranged from a high of $774 per ounce on March 15, 2013, to a low on June 27, 2013, of $643 per ounce, and closed 2013 at a price of $716 per ounce.

Charts reproduced from the Johnson Matthey Platinum 2013 Interim Review.
Permission to reproduce was neither sought nor obtained.
Johnson Matthey has estimated that in 2013 total demand for platinum increased by about 4.9% to about 8.42 million ounces from 8.03 million ounces in 2012. (This is net of 2.08 million ounces which Johnson Matthey estimates were generated from recycling sources in 2013 - See "Global Supply" below.) Platinum purchases by the auto catalyst sector declined slightly during 2013 to 3.13 million ounces from 3.19 million ounces in 2012, driven principally by continuing weakness during 2013 in the market for diesel-powered automobiles in Europe. The European auto market began to show some uneven signs of recovery during the fourth quarter of 2013.
Jewelry demand for platinum declined in 2013 by an estimated 1.4% to about 2.74 million ounces, although by historical standards this suggests a strong market. This level of interest reflects consumer demand in response to comparatively low platinum prices in China and other Asian markets during 2012 and 2013.
Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that gross industrial consumption of platinum during 2013 increased by about 12.8% to 1.37 million ounces.
The outlook for platinum demand for the next year or so is primarily dependent on the strength of the global economic recovery, which as it progresses should gradually restore diesel automobile demand in Europe and support growth in industrial demand. Jewelry demand is sensitive to metal prices and, along with investment demand, has been a bright spot for platinum in 2012 and 2013. However, the platinum outlook in 2014 will depend on supply side issues in South Africa as well as on European economic recovery.
Johnson Matthey estimates that the total platinum supply in 2013 was in deficit by about 605,000 ounces. The price of platinum during 2013 based on London Bullion Market Association afternoon postings, ranged from a high of $1,736 per ounce, reached on February 7, 2013, compared to a low of $1,317 per ounce on June 28, 2013, and it closed the year trading at $1,357 per ounce. See “Risk Factors – Users of PGMs may reduce their consumption and substitute other materials for palladium and platinum.”

GLOBAL SUPPLY
On the supply side, Johnson Matthey noted that their preliminary palladium supply estimate for 2013 includes only about 100,000 ounces of palladium transferred out of Russian state inventories and then subsequently sold during 2013. (Imports of Russian metal into Switzerland reportedly were about 517,000 ounces for the 2013 full year, but analysts have concluded that much of this metal was Russian hallmarked palladium re-exported to Switzerland from other countries and therefore not sold out of Russian state inventories.) Going forward, sales from the Russian state inventory and other above-ground stockpiles constitute a significant uncertainty in projecting annual palladium supply. Including state transfers and recycled metal, Johnson Matthey reports that total palladium supplied to market in 2013 of 8.89 million ounces was 0.8% above the 2012 level. Besides lower Russian inventory sales, Norilsk Nickel sales of palladium also declined.
The leading global sources of palladium and platinum are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that, including Russian state inventory sales (but not including recycling), South Africa provided approximately 37% of the palladium and 72% of the platinum sold worldwide during 2013. The same report also estimates that the Russian Federation, both as a by-product of nickel production from Norilsk Nickel and from transfers out of government inventories, provided approximately 42% of the palladium and approximately 13.6% of the platinum sold worldwide in 2013 (see charts below). (In preparing these sourcing charts, Johnson Matthey treats PGM recycling volumes as a net offset against demand, rather than as new supply.)

Charts reproduced from the Johnson Matthey Platinum 2013 Interim Review.
Permission to reproduce was neither sought nor obtained.
Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals actually produced during the years shown. For palladium, this may at times constitute a significant year-to-year difference because of unpredictable releases out of the strategic state inventories held by the Russian Federation, as well as those held by the auto companies and investors. According to Johnson Matthey, annual worldwide mine production of palladium in 2013 is estimated to be 6.43 million ounces, down about 1.5% from the 6.53 million ounces produced in 2012. Annual worldwide mine production of platinum for 2013 is estimated to be 5.74 million ounces, up 1.6% from about 5.65 million ounces in 2012.
Various analysts have commented that the outlook for palladium in the future is particularly sensitive to the status of the above-ground inventories. In many cases specific information on these inventory stocks is not readily available and releases from stockpiles are not predictable in timing or size. Outlooks projecting a significant palladium supply deficit during 2014 generally assume no substantial liquidation of these above-ground stocks. If that assumption should prove to be incorrect, the anticipated 2014 palladium deficit could be reduced or eliminated.
Similar issues also exist in the platinum market. It is generally acknowledged that, at least until European auto demand recovers there is excess platinum available in the market. In prior years, the South African platinum producers have seen their profit margins squeezed by weak platinum prices, reflecting this oversupply. Efforts to close down uneconomic operations have met with fierce political opposition, slowing if not altogether blocking efforts to rationalize South African platinum production.

Of late, however, the South African rand has weakened sharply against the U.S. dollar, marginally improving South African producers' profitability and reducing the incentive to bring platinum supply back into line with demand.
In addition to mine sources, PGMs are recovered from recycling of automotive catalytic converters acquired from scrap dealers, and to a lesser extent from industrial catalyst materials, jewelry and electronic scrap. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Johnson Matthey estimates 2013 worldwide recoveries from recycling provided 2.46 million ounces of palladium and 2.08 million ounces of platinum, up from 2.29 million ounces of palladium and 2.04 million ounces of platinum in 2012.
PRICES
The Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices and PGM prices can fluctuate widely. The Company does have the ability to hedge prices, to mitigate some of the Company’s price exposure. However, except for materials purchased in its recycling activities, the Company does not currently hedge any of its PGM production and is fully exposed to fluctuations in PGM prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting the Company” and “Cautionary Information Regarding Forward-Looking Statements.” The volatility of palladium and platinum prices is illustrated in the following table of the London Bullion Market Association afternoon postings of annual high, low and average prices per ounce since 2002. The accompanying charts also demonstrate this volatility. See “Risk Factors – Volatility in the price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability.”

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010	$797	$395	$526	$1,786	$1,475	$1,610
2011	$858	$549	$734	$1,887	$1,354	$1,720
2012	$722	$565	$644	$1,729	$1,390	$1,552
2013	$774	$643	$725	$1,736	$1,317	$1,487
2014*	$749	$707	$734	$1,470	$1,382	$1,423
* (Through February 25, 2014)
History has shown that the market price of palladium can be extremely volatile. During the last 10 years the price of palladium has fluctuated from a low of $164 per ounce in December 2008 to a high of $858 per ounce in February 2011. During 2013 palladium reached a high of $774 per ounce and averaged $725 per ounce for the year overall, ending the year quoted in London at $716 per ounce. As of February 25, 2014, the market price of palladium (based on the London Bullion Market Association afternoon fixing) was $739 per ounce.

The market price of platinum trended generally upward from $440 per ounce at the end of 2001 to $1,530 at the end of 2007. In late January 2008, following the announcement of electrical power shortages in South Africa, the price rose sharply, peaking in March 2008 at $2,273 per ounce in London. Beginning in June 2008, however, the price declined steeply as the economy deteriorated in the second half of 2008, hitting a low of $763 per ounce and, like palladium, subsequently has recovered strongly. The year 2013 saw volatility in the platinum price, directionally tracking the price of gold. Platinum recorded a high of $1,736 per ounce on February 7, 2013, and averaged $1,487 per ounce for the year overall, ending the year quoted in London at $1,357 per ounce. On February 25, 2014, the London Bullion Market Association afternoon fixing for platinum was $1,435 per ounce.
AVAILABLE INFORMATION
The Company’s Internet website is www.stillwatermining.com. The Company makes available free of charge through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate proxy statements and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. These documents will also be provided free of charge in print, upon request.
The Company also makes available through its website its Corporate Governance Principles, Business Ethics and Code of Conduct Policy, Code of Ethics for Chief Executive and Senior Financial Officers and the Charters of the Audit, Compensation, Corporate Governance and Nominating, Health, Safety and Environment and Technical and Ore Reserve Committees of its Board of Directors. Information on the Company’s website is not incorporated by reference into this report and should not be considered part of this document.
ITEM 1A
RISK FACTORS
The Company's business, operations and financial condition are subject to various risks and uncertainties. Set forth below are certain risks faced by the Company. Investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in other documents that the Company files with the U.S. Securities and Exchange Commission.
Volatility in the price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability.
Because the Company’s primary source of revenue is the sale of PGMs, changes in the market price of PGMs will significantly affect profitability. Many factors beyond the Company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic developments, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa.

A prolonged or significant economic contraction in North America, Europe or in any of several other key regions worldwide can put downward pressure on market prices of PGMs, particularly if demand for PGMs declines in connection with reduced automobile demand and more restricted availability of investment credit. If investors release substantial volumes of PGMs into the market from stockpiles, ETF holdings or otherwise, the increased supply can reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly the significant weakening of the South African rand, can reduce relative costs of production and improve the competitive cost position of South African PGM producers. This in turn could reduce the worldwide competitiveness of the Company’s North American operations and make new PGM investment more attractive in South Africa.
ETFs for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
Reductions in PGM prices would adversely affect the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomical. This could cause substantial reductions to PGM production or suspension of mining operations, impairment of asset values, or reductions to the Company’s proven and probable ore reserves. See “Business and Properties – Competition: Palladium and Platinum Market” for further explanation of these factors.
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
With the issuance on October 17, 2012, of $396.75 million of 1.75% senior unsecured convertible debentures, the Company's total exposure to outstanding debt has increased significantly. At December 31, 2013, the Company had outstanding aggregate indebtedness of approximately $310.7 million and a debt-to-equity ratio of .37. In addition, the Company and its subsidiaries may be able to incur substantial additional debt in the future. The Company’s high level of indebtedness may, among other things:

•	Result in higher interest charges and reduce the Company's net income in future periods;

•	Limit the Company’s ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	Require the Company to dedicate a substantial portion of its cash flow from operations to service its debt, reducing the availability of cash flow for other purposes;

•
Increase the Company’s vulnerability to economic downturns, limit its ability to capitalize on significant business opportunities, and restrict its flexibility to react to changes in market or industry conditions; or

•	Make it more difficult to pay its debts, including payment on the 1.75% senior unsecured convertible debentures.
Limits on access to the capital markets may adversely affect the Company.

The Company will likely need access to additional financing beyond its available cash and ability to draw funds under its working capital line of credit to complete its planned capital expenditures and expansion initiatives. The Company’s credit rating currently is below investment grade and is not expected to achieve investment grade in the immediate future. The rating agencies at various times have expressed concern regarding the Company’s lack of operating and product diversity, the termination of floor prices in its previous long-term sales agreements, its relatively narrow cash operating margins, limited free cash flow generation and the volatile PGM pricing environment. Should the Company need to access the credit markets in the future, the Company’s lower credit rating may be an impediment to obtaining additional debt or lines of credit at favorable rates. Should the Company require additional credit capacity in the future and be unable to obtain it, the Company might not be able to meet its obligations as they come due and so could be compelled to restructure or seek protection from creditors.

Interest rates at present are near historic lows, and borrowing costs appear likely to rise in the future in step with any significant improvement in economic conditions. However, the availability of credit at reasonable cost remains tight for sub-investment grade borrowers, and the Company may experience limits on its ability to secure external financing. This in turn could constrain the Company’s financial ability to develop new operations or, in the extreme, to maintain its existing operations.
There is no assurance that the Company will be able to access the financial markets when it so desires or that terms and rates will be suitable. As a result of its credit rating and market conditions generally, the Company has on occasion been unable to secure financing on terms acceptable to the Company. In particular, in the fall of 2011, the Company attempted to issue high yield public debt, but ultimately withdrew the offering due to adverse market conditions, in part as a result of the European debt crisis that was then ongoing.
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
The Company’s primary sales contracts do not include guaranteed floor prices and subject the Company to fixed delivery commitments, resulting in both price and delivery-shortfall risks.
Approximately 46.1% of the Company’s total sales revenues for the year ended December 31, 2013, were derived from mine production. Prior to 2011, the Company's mine output was subject to sales agreements with pricing floors that provided financial protection against significant declines in the price of palladium and to a lesser extent in the price of platinum. Since 2011 the Company’s mine production sales agreements have no longer included minimum pricing floors. As a result, the Company is fully exposed to any extended downturn in PGM prices. While the Company has sought to mitigate this exposure by improving its relative cost profile and by maintaining substantial balance sheet liquidity and lines of credit, there can be no assurance that these measures would be adequate to sustain operations in the event of an extended period of depressed PGM prices.
If the Company is unable or chooses not to secure sales agreements covering all of its production, it must sell its production on the spot market, which may be unpredictable.
The Company’s major sales agreements prior to 2011 contained delivery commitments that were tied to percentages of mine production volumes in each month. As a result, the Company had only limited exposure to shortfalls in mine production. The Company’s more recent sales agreements typically have included fixed delivery commitments each month. Should there be a metal production shortfall in any month that leaves the Company short of its delivery commitments, the Company could be required to purchase metal in the open market to make up the delivery shortfall. Such purchases could entail substantial losses if the market price moved adversely during the shortfall period.

Based on its trading experience, the Company believes under normal circumstances it could readily sell all of its current mine production on a spot basis into terminal markets with virtually no detrimental effect on market prices. Nevertheless, such markets are not entirely predictable, and the absence of firm sales commitments leaves the Company exposed to fluctuations in market prices. If demand for PGMs were to fall sufficiently, the Company could be compelled to sell its uncommitted production at a loss, potentially putting further downward pressure on prices at the same time. The Company’s intent is to enter into supply agreements from time to time covering a substantial portion of its mined PGM production. However, such agreements are subject to negotiation and there can be no assurance that such supply agreements will be available in the future on terms acceptable to the Company. If the selling price of PGMs proves insufficient over an extended period to cover the Company’s operating and capital costs of production, the Company’s operations or capital programs might have to be curtailed, suspended or terminated altogether.
The Company is reliant on third parties that provide recyclable catalyst materials for processing by its recycling business.
The Company purchases automotive and industrial catalyst materials from third-parties and utilizes its available smelter and recycling capacity to recycle such materials to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with numerous suppliers, one of which both brokers and supplies directly a substantial share of the Company’s catalyst for recycling. These arrangements do not include any contractual minimum supply commitments. The Company is subject to the suppliers’ compliance with the terms of these arrangements and to their contractual right to terminate or suspend the agreement. Should one or more of these sourcing arrangements be terminated, the Company might be unable to purchase replacement recyclable catalyst materials on terms that are acceptable to the Company. If the Company is unable to acquire sufficient quantities of catalyst materials, the recycling business would become less profitable, and this loss could negatively affect the Company’s business and results of operations. Similarly, these suppliers typically source material from various third-parties in a competitive market, and there can be no assurance of the suppliers’ continuing ability or willingness to source material on behalf of the Company at current volumes and prices. Any constraint on the suppliers’ ability to source material could reduce the profitability of the Company’s recycling business.
Advances to third parties for recycling materials creates the potential for losses.
From time to time the Company advances cash to third party brokers and suppliers to support the purchase and collection of spent catalyst materials. These advances normally are made only at the time material is ready for shipment or already in transit to the Company’s facilities. The advances are reflected in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been received into inventory and title has transferred to the Company. In some cases, the Company has a security interest in the materials that the suppliers have procured but the Company has not yet received. However, some of the advances are unsecured and the unsecured portion of these advances is fully at risk.
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
In its recycling business, the Company regularly enters into fixed forward sales contracts and, rarely, into financially settled forward contracts for metal produced from catalyst recycling, normally making these commitments at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal in the open market, potentially at a significant loss. The Company’s revenues for the year ended December 31, 2013, included 53.9% from recycling sales and tolling fees.
Many of the Company's recycling suppliers are comparatively small businesses with limited assets and relatively little credit capacity. While the Company carefully monitors funds being advanced to such businesses and seeks to limit its exposure to any one supplier, if a problem develops with such a supplier, the Company might not be able to fully recoup amounts previously advanced to that entity.

There are interdependencies between the mining and recycling activities that may create risks for the recycling business.
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
Volumes of recycling materials available in the marketplace fluctuate substantially in response to changes in PGM prices. Lower PGM prices normally reduce the volume of recycling material available in the market, resulting in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary at any point to reduce or suspend operations at the mines, the proportion of processing costs allocated to the recycling segment would increase substantially, making the recycling segment less profitable. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates and the contained copper and nickel has never been demonstrated and would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, or that capital would be available to complete necessary modifications to the processing facilities.
The Company may be competitively disadvantaged as a primary PGM producer with a preponderance of palladium and with a U.S. dollar-based cost structure.
The Company’s products compete in a global marketplace with the products of other primary producers of PGMs and with companies that produce PGMs as a by-product. In many cases, the other primary PGM producers mine ore reserves with a higher ratio of platinum to palladium than the Company, and as a result they normally enjoy higher average realizations per ounce. The Company also competes with mining companies that produce PGMs as a by-product of their primary commodity, principally nickel.
Because the Company’s U.S. based cost structure is denominated in dollars, in periods when the U.S. dollar is relatively strong the Company’s competitors, which have cost structures denominated in other currencies, may still operate profitably, while the Company may not. Furthermore, non-primary producers of PGMs who regard PGMs as a by-product will generally continue to produce and sell PGMs when prices are low, as PGMs are not their principal commodity. In some cases, labor arrangements and local legal or political considerations have driven competitors to continue operating unprofitable facilities even in the face of negative cash margins.
PGM acquisition opportunities may be limited.
From time to time the Company has sought to expand its PGM business by acquiring economically attractive PGM assets. However, the availability of attractive acquisition opportunities in PGMs is quite limited, particularly in stable jurisdictions and on a scale that the Company can reasonably manage. Consequently, the opportunity for acquiring additional PGM assets may be limited.
Achievement of the Company’s production goals is subject to uncertainties.
Based on the complexity and uncertainty involved in operating underground mines, it is challenging to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater Mine or the East Boulder Mine will achieve the production levels forecast, the expected operating cost levels will be achieved, funding will be available from internal and external sources in requisite amounts or on acceptable terms to sustain necessary ongoing development work. Failure to achieve the Company’s production forecast may negatively affect the Company’s revenues, profits and cash flows. As the extent of underground operations continues to expand in depth and horizontally, it is likely that operating costs will tend to increase from year to year and profitability with therefore decline unless productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate on a sustained basis. Ore grades at the East Boulder Mine also are typically lower than comparable grades at the Stillwater Mine. Partially as a result, production costs per ounce at the East Boulder Mine have generally been significantly higher than at the Stillwater Mine. The Company has put in place various operating plans and programs that are intended to reduce or limit increases in production costs at both the East Boulder Mine and the Stillwater Mine; however, there can be no assurance that these plans and programs will be implemented effectively or that they can be sustained. Actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those predicted in future studies and estimates.

Since 2009 employee attrition rates have been well below the Company's historical trend, resulting in improvements in productivity. However, if metal prices increase significantly in the future, the competition for skilled miners may also decrease and the Company may see its employee attrition rates climb. This in turn could prove disruptive to the Company’s workforce, result in lower productivity and restrict the Company's ability to expand its annual production rates if insufficient manpower is available to staff the expansion projects. See “Risk Factors – Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.
Capital costs for new mine developments are difficult to estimate and may change over time.
The Company is involved in various exploration and development activities, some of which will require substantial future capital and resource commitments to bring into production. The Company normally performs engineering studies before committing to such projects, which studies include a detailed review of the project design and anticipated costs to construct and operate the proposed facilities. Experience in the mining industry has demonstrated that as a project progresses, various factors may cause the initial estimates of such costs to escalate, sometimes significantly. Examples of these factors include unforeseen construction delays, background inflation, lack of timely availability of contractors or required equipment, labor unrest, political and environmental obstacles, late changes to the project design, and so forth. There is no assurance that the Company's projects will not experience such cost escalation as they advance, which could impair the economics of these projects, require additional funding that might not be available or might be costly to secure, and could weaken the Company's financial position.
Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future, and changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.
Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling samples, which may prove unreliable or unrepresentative. Reported ore reserves are comprised of a proven component and a probable component. (See "Glossary" for definitions.) For proven ore reserves at the Company's Montana operations, distances between samples can range from 25 to 100 feet, but are typically spaced at 50 foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. The Company enters this data into a 3-dimensional modeling software package, where it is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block.
Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drillhole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and the continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are also limited where appropriate by certain modifying factors, including geologic evidence, economic criteria and mining constraints.
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

The following table illustrates, for each year’s development program, the actual percent conversion rates of probable ore reserve into proven ore reserves experienced by year from 2004 through 2013:

Year ended December 31,	Historic Weighted Average (1)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(In percent)
Stillwater Mine	89	92	100	80	70	83	74	68	94	101	62
East Boulder Mine	101	129	126	116	97	24	71	107	91	110	125

(1)	Historic Weighted Average period is 1997 through 2013.
Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company’s operations. Declines in the market prices of PGMs may render the mining of some or all of the Company’s ore reserves uneconomic and so reduce ore reserve estimates. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal will be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the ore body or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.
An extended period of low PGM prices could result in a reduction of ore reserves and potential asset impairment charge.
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Estimations of future cash flows take into account estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and / or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets. If the Company determines that the carrying value of a long-lived asset is not recoverable and the asset is impaired, then the Company must determine the fair value of the impaired asset. If fair value is lower than the carrying value of the assets, then the carrying value must be adjusted to reflect the fair value. If the fair value of the impaired asset is not readily determinable through equivalent or comparable market price information, the Company normally engages the services of third-party valuation experts to develop or corroborate fair value assessments.
Were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face one or more impairment adjustments to its mining assets. Lower PGM prices can also affect the economic justification of ore reserves. If the price of PGMs declines to the point that the cost of mining certain reserves outweighs the probable gain upon sale, then such resources may no longer be classified as reserves. In each of the past three years, the Company engaged Behre Dolbear as third-party independent geological experts to review and provide an opinion on the Company’s ore reserve calculations at December 31, 2013, 2012 and 2011. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2013, was about $898 per ounce based on a palladium to platinum ratio of 3.480 to 1 ($700 per ounce for palladium and $1,586 per ounce for platinum). At this combined price, the Company’s geologic ore reserves at each mine are predicted to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2013.
It is important to note that if PGM prices were to fall for an extended period, the trailing twelve-quarter price would gradually decline. Also, underlying inflation and increasing travel distances within the mine exert upward pressure on mining and processing costs, which in a stable or declining pricing environment may reduce operating margins. If the trailing twelve-quarter price falls significantly and / or costs increase for an extended period of time, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future.

Users of PGMs may reduce their consumption and substitute other materials for palladium and platinum.
High PGM prices may lead users of PGMs to look for other materials to substitute for palladium and platinum or to reduce the amounts of these metals they consume. The automobile, electronics, jewelry and dental industries are the largest consumers of palladium. In varying degrees, demand from each of these applications is sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium, although no practical alternatives to palladium, platinum and rhodium in automotive catalytic converters have been identified to date. During periods of high palladium prices, there has been some substitution in the past of other materials for palladium in electronics and dental applications. In many cases this substitution has not reversed when palladium prices returned to more normal levels, resulting in a permanent or prolonged decrease in demand from that industry. High platinum prices likewise tend to reduce demand by driving consumers toward alternative materials. The principal demand for platinum comes from the automobile and chemical industries, which utilize platinum as a catalyst in emissions control systems similar to palladium, and from jewelry makers. Substitution in these industries may increase if PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material and sustained decrease in the price of PGMs, which would negatively affect the Company’s revenues and profitability.
High PGM prices also drive users toward ever more efficient utilization of PGMs. In the past, the development of new flow geometries and substrate configurations has resulted in manufacturers “thrifting down” the amount of PGMs in catalytic converters required to meet specific emission standards. Recently, apparently in response to high PGM prices, certain researchers have announced technological innovations that in the future may allow further significant reductions in the volume of PGMs required in each catalytic converter. These emerging applications could tend to drive down PGM demand in the future and result in lower PGM prices, as well as reducing the volume of material available for recycling at the end of a catalytic converter’s useful life.
To the extent existing and future environmental regulations tend to create disincentives for the use of internal combustion engines, demand for palladium and platinum in automotive catalytic converters could be reduced. Small engines in general tend to have smaller catalytic converters and that require less PGMs than those used with larger engines. Less demand for PGMs as a result of these trends could drive down PGM prices and could impair the Company’s financial performance.
If the Company is unable to obtain surety coverage to collateralize its reclamation liabilities, operating permits may be affected.
The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at its operating mines. The total availability of bonding capacity from the U.S. insurance industry is limited. During 2008, in response to regulatory concerns regarding the sufficiency of reclamation bonding triggered by the economic downturn, the Company increased bonding levels for its mining operations. Further increases in bonding requirements are expected in the future. As of December 31, 2013, the Stillwater Mine and the East Boulder Mine carried reclamation bonds totaling $19.5 million and $13.8 million, respectively. As increased surety requirements are imposed in the future, if the Company finds itself unable to obtain the required bonds or otherwise provide acceptable collateral, the ability to operate under existing operating permits would likely be curtailed, which could have a significant adverse effect on the Company’s operations. As of December 31, 2013, the amount of collateral posted in support of these reclamation guarantees, in the form of irrevocable letters of credit was $13.9 million.
The Company’s mining activities are subject to significant risks that may not be covered by insurance.
Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics;

•	ground or slope failures;

•	cave-ins, ground water influx, rock bursts and other mining or ground-related problems;

•	environmental hazards;

•	industrial accidents;

•	organized labor disputes or work slow-downs;

•	metallurgical and other processing, smelting or refining problems;

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God;

•	mechanical equipment failure and facility performance problems; and

•	availability and cost of critical materials, power, equipment and skilled manpower.

Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Some fatal accidents and other non-fatal serious injuries have occurred at the Company’s mines since operations began in 1986. Future industrial accidents or occupational disease occurrences could have a material adverse effect on the Company’s business and operations. The Company cannot be certain that its insurance will cover certain risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of high premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
Hedging and sales agreements could limit the realization of higher metal prices.
From time to time, the Company may enter into derivative contracts and other hedging arrangements covering its mine production in an effort to reduce the negative effect of price changes on its cash flow. These arrangements typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future, at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business and Properties – PGM Sales and Hedging” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they have also prevented the Company at times from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company will experience an opportunity loss upon settlement.
The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming.
In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company's revenues and future growth.
The Company depends on its management team and other key employees, and the loss of these employees could adversely affect its business, future operations and financial condition.
The Company’s success depends in part on its ability to attract, retain and motivate management and other key employees. Achieving this objective may be difficult at times due to a variety of factors, including fluctuations in the global economic and industry conditions, competitors' hiring practices, cost reduction activities, and the effectiveness of its compensation programs. Competition for qualified personnel can be intense. The Company must continue to recruit, retain, and motivate its management and other key personnel in order to maintain its business and support its projects. A loss of key management or other personnel could prevent the Company from capitalizing on business opportunities, and its operating results could be adversely affected.
Limited availability of additional mining personnel may affect the Company’s ability to achieve its production targets.
The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced periods of high turnover with respect to its miners, particularly during the strong metal markets of 2007 and early 2008. In addition, the Company must compete for individuals skilled in the operation and development of underground mining properties. The number of such persons available is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. Failure to maintain an adequate supply of miners could result in lower mine production and impair the Company’s financial performance.

In response to the limited availability of skilled underground miners, the Company instituted a new-miner training program, whereby from time to time it hires individuals largely inexperienced in mining and provides intensive, supervised training in skills critical to underground mining at the Company’s operations. This training program requires dedicating significant time, expense and personnel to the training effort. These new and less experienced miners, even after training, generally require several years of experience to achieve the productivity level of the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, that the Company will be able to retain these new workers in the face of other employment opportunities, nor that the training program will supply enough qualified miners to keep up with future miner attrition rates and accommodate the Company's growth plans.
Union represented labor creates an increased risk of work stoppages and higher labor costs.
The Company had 1,773 employees (including its activities in Canada and South America) at December 31, 2013. Approximately 1,006 employees located at the Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with the United Steel Workers (USW) Local 11-0001, expiring June 1, 2015. As of December 31, 2013, approximately 323 employees at the East Boulder Mine were covered by a separate collective bargaining agreement with USW Local 11-0001, which expires December 31, 2015. As a majority of the Company’s workforce is unionized, the Company is subject to an ongoing risk of strikes and other labor disputes, and its ability to alter labor costs is restricted by the fact that unionized employees are party to collective bargaining agreements. Collective bargaining agreements are negotiated on a periodic basis, and the risk exists that such agreements may not be renewed on reasonably satisfactory terms to the Company or at all. The Company cannot predict what issues may be raised by the unions representing its unionized employees and, if raised, whether negotiations concerning those issues will be concluded successfully. While the Company focuses on maintaining positive relationships with its represented employees and their respective unions, any labor disputes or disruptions, such as strikes, work stoppages or slowdowns, could have a significant adverse effect on the Company. While strikes are generally a force majeure event in long-term PGM supply agreements, thereby exempting the Company from its delivery obligations while a strike is ongoing, the loss of production and resulting sales revenue for even a short time could have a material adverse effect on the Company’s financial results. Additionally, if the Company enters into a new labor agreement with any union that significantly increases its labor costs relative to its competitors, the Company’s ability to compete may be materially and adversely affected.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more mines becoming unionized and/or greater participation at mines that are already unionized.
Certain of the Company’s properties are subject to title risk, particularly related to the validity of unpatented mining claims.
Montana
The Company's Montana properties include a number of unpatented mining and mill site claims. See “Business and Properties – Title and Royalties.” The validity of unpatented mining claims on public lands is often uncertain, and possessory rights of claimants may be subject to challenge. The rights to use such claims are granted under the Mining Law of 1872. Unpatented mining claims may be located on lands open to appropriation of mineral rights and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third-parties or the federal government. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment. Maintaining the validity of an unpatented mining or mill site claim requires strict compliance with this complex body of federal and state statutory and decisional law and, for unpatented mining claims (as opposed to mill sites), the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or mill sites.
The Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or mill sites making up portions of its properties in accordance with applicable laws and what the Company believes is standard industry practice. However, the Company cannot be certain that applicable laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. In particular, Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If adopted, such legislation could, among other things:

•	Impose a royalty on the production of metals or minerals from unpatented mining claims;

•	Reduce or prohibit the ability of a mining company to expand its operations; and

•	Require a material change in the method of exploiting the reserves located on unpatented mining claims.

As a result, such legislation could change the cost of holding unpatented mining claims and could significantly impact the Company’s ability to develop reserves located on unpatented mining claims. All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Company’s Montana mines. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.
Canada
In Canada, paramount title to minerals typically vests in the Crown subject only to the burden of Aboriginal title, while the various Ministries of the Provinces enjoy legislative powers to administer the disposition of minerals within their jurisdiction. In Ontario, mining claims grant the claimant conditional rights of access for exploration of hard rock minerals conducted in compliance with regulations regarding surface disturbance, environmental stewardship and annual expenditures to maintain the validity of the claims. New regulations began taking effect in Ontario in November 2012 providing, among other requirements, additional Aboriginal consultation and environmental protection in conjunction with new exploration activities. Mining claims in Ontario do not authorize removal of minerals for other than test work and analyses. To commercially extract minerals, a mining lease is necessary. Crown mining leases provide the claimant with a preference right to develop and extract minerals for a (renewable) 21-year term, under more specific conditions of Aboriginal consultation, environmental protection, approved closure / reclamation plans and financial assurances provided to the Crown over the life of the project. While the Company believes that its mining claims and crown leases provide adequate security of mineral and surface tenure to sustain its mine development and mineral exploration activities in the Marathon-Coldwell region of Ontario, there can be no assurance that this tenure will not be challenged in the future nor that all necessary mining leases will ultimately be issued.
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
Argentina
The Company holds a 100% interest in nine mining concessions and holds options on five other mining concessions associated with the Altar project in Argentina. Several of these concessions require that the Company make periodic option payments, meet minimum exploration expenditure commitments, or both. Failure to meet these minimum obligations could result in the forfeiture of such concessions. Future mining on these properties will require securing mining permits and obtaining control of surface rights on these properties. There is no guarantee that the Company will be able to secure these permits or acquire the surface rights on acceptable terms.
Compliance with current and future environmental statutes and regulations could affect production, increase costs and cause delays.
The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. Properties controlled by the Company in Canada and Argentina are subject to analogous federal and provincial controls and regulations in those respective countries. The body of environmental laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state, provincial and local regulatory agencies. Certain permits require periodic renewal and / or review of the Company’s performance. The Company cannot predict whether it will be able to secure or renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits, the inability to secure new permits, or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations.
Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion plans or new mining and processing facilities may require new environmental permitting. In some cases private parties may pursue successive legal challenges seeking to block approval or renewal of the Company’s existing or proposed permits. See “Business and Properties - Regulatory and Environmental Matters.”

The Company’s existing mining operations are located adjacent to the Absaroka-Beartooth Wilderness Area and are situated approximately 30 miles from the northern boundary of Yellowstone National Park. While the Company works closely and cooperatively with local environmental organizations, the Montana DEQ and the USFS, there can be no assurance that future political or regulatory efforts will not further restrict or seek to terminate the Company’s operations in this sensitive area. In addition, environmental hazards or damage may exist on mineral properties held by the Company that were caused by previous owners or operators or that may have occurred naturally, and that are unknown to the Company at the present time. In some cases, the Company could be liable for remediating such damage.
Furthermore, future changes in environmental laws and regulations could occur that would result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on the Company’s financial condition or results of operations. Failure to comply with applicable environmental laws, regulations and permitting requirements, whether now or in the future, may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or to be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.
The Company’s operation of ore concentration, smelting and refining facilities subjects the Company to significant environmental risks.
The Company’s processing facilities include concentrators at each mine site that grind produced ore and extract the contained metal sulfides, and a smelter and base metal refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third-party refiners for final refining. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures, pressures, caustic chemicals and acids to extract PGMs and other metals from the concentrates. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been in material compliance with all applicable laws, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in losses or claims for damages being brought against the Company, more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.
The Company is subject to employee health and safety regulations, including under the Federal Mine Safety and Health Act, and related costs and delays may negatively affect its business.
Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing labor standards and occupational health and safety, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.
U.S. underground mines, including the Stillwater and East Boulder mines, are continuously inspected by the U.S. Mine Safety and Health Administration (MSHA), which inspections often lead to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general.
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

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of the Company's U.S. mines could be subject to a temporary or extended shut down as a result of a violation alleged by MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the Company's business and results of operations.
In addition to environmental, health and safety regulations, the Company is subject to a wide variety of laws and regulations directly and indirectly relating to mining that often change and could adversely affect its business.
The Company is subject to extensive United States federal, state and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances and other matters. In addition, the Company is also subject to the laws and regulations of state and local governments where it operates. In response to public policy changes over time, numerous government departments and agencies have issued extensive rules and regulations binding on the mining industry and its individual members, some of which carry substantial penalties for failure to comply. Existing laws and regulations can also require the Company to incur substantial costs to maintain regulatory compliance. The Company’s operating and other compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to its operations. Although the Company is unable to predict changes to existing laws and regulations, such changes could significantly impact its profitability, financial condition and liquidity.
Current and future litigation and regulatory proceedings may affect the revenue and profits of the Company.
The Company may be subject to civil claims (including class action claims) based on allegations of negligence, breach of statutory duty, public nuisance or private nuisance or otherwise in connection with its operations or investigations relating thereto. While the Company is presently unable to quantify its potential liability under any of the above, such liability may be material to the Company and may have a material adverse effect on its ability to continue in operation.
In addition, the Company may be subject to actions or related investigations by governmental or regulatory authorities. Such actions may include civil or criminal prosecution for breach of relevant statues, regulations or rules or failure to comply with the terms of the Company's licenses and permits and may result in liability for pollution, other fines or penalties, revocation of consents, permits, approvals or licenses or similar action, which could be material and may affect the Company's results of operations. Exposures to fines and penalties generally are uninsurable as a matter of public policy.
The Company is subject to income taxes in various jurisdictions; income tax structures are subject to changes that could increase the Company’s effective tax rate.
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
The Marathon acquisition introduces significant new uncertainties as to the Company’s future performance and commitments.
The Company’s acquisition and ownership of the Marathon assets subjects to the Company's to a number of significant additional risks, all of which must be managed and all or any combination of which could create difficulties for the Company in the future. Among these risks, many of which are not yet fully defined, are the following:

•	Remaining uncertainty as to the ultimate extent, quality, final grade, mineability and appropriate concentrator technology for the Marathon resource;

•
The pending completion of a final engineering study to better gauge the capital and operating costs associated with the mine, the equipment required and its availability, the timing of the construction, and access to local infrastructure in support of a future operation;

•	Uncertainty as to future PGM and copper prices, which could significantly affect the financial viability of the proposed Marathon development;

•	Need for employees to manage the project and to staff the mining operations, their numbers, required skill sets and availability;

•	Negotiation of terms for a processing agreement with a third-party copper smelter to take the concentrates produced by the Marathon operations;

•	Ability to complete project permitting in coordination with the various responsible agencies and affected groups within an acceptable time frame;

•	Agreement with the Aboriginal and non-native communities in the region;

•	Ability to source or acquire the required mine and mill equipment on a timely basis;

•	Availability of required financing for the Marathon project, internally and / or externally;

•	Future significant exposure to exchange rate risk between the Canadian dollar and the U.S. dollar; and

•	Other factors involving the integration of Marathon into the Company, including various legal, accounting, tax and human resource matters.
While the Company believes to the extent possible it is addressing each of these areas of risk, there can be no assurance that the Company will be able to develop and manage its Canadian prospects.
Risks associated with operating the Company's strategic alliances may adversely affect the Company's financial position and results of operations.
The Company has entered into a strategic alliance with Mitsubishi Corporation, whereby Mitsubishi holds a 25% interest in Stillwater Canada Inc, which owns Marathon, and it will be entitled to purchase 100% of Marathon's PGM production if the project is put into production. The Company may enter into additional strategic alliances or joint ventures in the future. Such strategic alliance partners may at any time have economic, business or legal interest or goals that are inconsistent with the Company's goals or with the goals of the strategic alliance. The Company's strategic alliance arrangements may require it, among other matters, to pay certain costs or to make certain capital investments or to seek its strategic alliance partner's consent to take certain actions. In addition, the Company's strategic alliance partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and the Company may be required to either fulfill those obligations alone to ensure the ongoing success of a strategic alliance or to dissolve and liquidate a strategic alliance. Further, if the Company is unable to meet its financial obligations in full under such a strategic alliance, it may have its ownership interest involuntarily diluted by its strategic alliance partners.
The Peregrine acquisition raises additional uncertainties as to the Company’s future performance and commitments.
The Company’s Peregrine properties in Argentina also present a number of significant risks. All or any combination of these could create problems for the Company in the future. Among these risks, many of which are not yet fully defined, are the following:

•	Significant uncertainty as to the ultimate extent, quality, final grade and economic viability of the Argentine resources;

•
Lack of clarity on the capital and operating costs of any future development in Argentina including the associated infrastructure requirements; the total cost to develop Altar is likely to be much larger than the Company’s current total market capitalization;

•	Uncertainty as to the ultimate ability to economically beneficiate the Altar minerals and appropriately address impurities in the ore;

•	Uncertainty as to future precious metal and copper prices, which could significantly affect the financial viability of any future Argentine development;

•	The need to acquire a skilled workforce to manage the property and its future development and operation;

•	Lack of firm, economically viable arrangements for processing concentrates produced by the Argentine operations;

•	Need to establish an effective community relations function to oversee property issues, permitting, environmental concerns and corporate relations;

•	Ability to source or acquire the required equipment on a timely basis and meet the significant infrastructure needs that will support a future project;

•	Arrangement of the required financing for exploration and project development, whether internal or external, including appropriate currency provisions;

•	Future significant exposure to exchange rate risk, particularly in view of Argentina’s high inflation rate;

•	Recent political events that have resulted in certain Argentine assets being nationalized and complicated the ability to move funds in and out of the country; and

•	Various other associated complexities, including various legal, accounting, political, tax and human resource matters.

While the Company believes to the extent possible it is addressing each of these areas of risk, there can be no assurance that unforeseen matters may not arise that would adversely affect the Company’s ability to effectively retain, manage and develop its Argentine prospects.
The acquisition of foreign operations may subject the Company to additional risks.
Through its acquisition of Marathon and Peregrine, which represent significant resource properties in Canada and Argentina, respectively, the Company is subject to risks inherent in operating in foreign jurisdictions outside of the United States. Prior to these acquisitions, the Company did not operate outside the United States. These risks include without limitation:

•
The impact of currency exchange rate fluctuations among the U.S. dollar, the Canadian dollar, the Argentine peso, and foreign currencies relating to the Company’s export business, which may reduce the U.S. dollar value of the revenues, profits and cash flows the Company receives from non-U.S. markets or its assets in non-U.S. countries, or increase the Company’s costs, as measured in U.S. dollars in those markets;

•	Exchange controls and other limits on the Company’s ability to repatriate earnings from other countries;

•	Political or economic instability, social or labor unrest or changing macroeconomic conditions or other changes in political, economic or social conditions in the respective jurisdictions;

•
Different regulatory structures (including creditor rights that may be different than in the United States) and unexpected changes in regulatory environments, including changes resulting in potentially adverse tax consequences or imposition of onerous trade restrictions, price controls, industry controls, safety controls, employee welfare schemes or other government controls;

•
Increased financial accounting and reporting burdens and complexities resulting from the conversion and integration of foreign-currency-denominated, non-GAAP results of operations and statement of financial condition into GAAP-complaint financial statements that can be consolidated with the Company’s historical financial reports;

•
Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements or that may be subject to tax in the United States prior to repatriation and incremental taxes upon repatriation;

•	Difficulties and costs associated with complying with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations;

•	Distribution costs, disruptions in shipping or reduced availability of freight transportation; and

•	Imposition of tariffs, quotas, trade barriers and other trade protection measures, in addition to import or export licensing requirements imposed by various foreign countries.
In addition, the Company’s management has limited experience managing foreign operations, and may be required to devote significant time and resources to adapting its systems, policies and procedures in order to successfully manage the integration and operation of foreign assets.
The Company is dependent on information technology and its systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.
The Company utilizes a variety of information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to the systems, or unauthorized persons could negatively impact operations. There is also a risk that the Company could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or by third-party providers. While the Company has invested in the protection of its data and information technology to reduce these risks and periodically tests the security of its information systems network, there can be no assurance that these efforts will prevent breakdowns or breaches in the Company’s systems that could adversely affect its business.
The information technology industry is subject to rapid change, including consolidation among companies and evolution of products and systems. The Company's information technology and infrastructure is based on specific platforms and architectures that to some extent are dependent on third-party maintenance and support. The Company is required to regularly update many of its key systems to ensure that the suppliers of those systems will continue to support and maintain them. The Company is highly dependent on many of these systems, and there is no assurance that maintenance and support for them will continue to be available in the future. If support for one or more of the Company's critical information technology systems were to be withdrawn, the Company's activities that depend on those systems could be impaired.
The Company may face risks associated with the transition of its senior management and board of directors.
During 2013 the Company experienced significant transitions in the membership of its Board of Directors and its senior management. In connection with these changes, many aspects of the Company's current strategies and operating practices will be under review and may be subject to change. The Company cannot provide any assurance that there will not be any disruption that adversely impacts its business during such transition period.

ITEM 3
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business; primarily employee lawsuits and employee injury claims. In the opinion of management, the ultimate disposition of these types of matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 4
MINE SAFETY DISCLOSURE
Valuing the people in the Company's workforce means being committed to their safety and well-being at all times. The Company's goal is that “Everyone Goes Home Safe - Every Day”. The Company's Safety & Health Management System, G.E.T. Safe, promotes a safety culture based on safety leadership and teamwork to improve safety performance. G.E.T. Safe includes incidence tracking and analysis, near miss reporting, hazard recognition, workplace inspections, pre-operational equipment inspections, team safety meetings, annual refresher training, task training, standard operating procedures training, safety sweeps, audits, stand-downs and employee engagement activities focused on working safely. The Company works closely with Mine Safety and Health Administration (MSHA) inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that working safely every day is paramount to the overall success of the Company.
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 "Mine Safety Disclosures" of this 2013 Annual Report on Form 10-K. In 2013, the Company received a total of 69 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 Mine Safety Disclosures” of this 2013 annual report for more information.
PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
Reference is made to the information set forth under the caption "Price Range of Common Stock" in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.
PERFORMANCE GRAPH
The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2008 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Stillwater Mining Company, the Russell 2000 Index, and a Peer Group

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Stillwater Mining Company
Russell 2000
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Cumulative Total Return

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Stillwater Mining Company	$191.90	$432.19	$211.74	$258.70	$249.80
Russell 2000	127.17	161.32	154.59	179.86	249.69
Peer Group	191.11	218.71	130.19	112.19	76.22
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes. The Peer Group referenced above includes Stillwater Mining Company, Anglo American Platinum Limited, Impala Platinum Holdings Limited, Lonmin PLC, and North American Palladium Limited.

ITEM 6
SELECTED FINANCIAL DATA

(In thousands, except per share and current ratio data)	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Revenues
Mine Production	$478,918	$455,426	$528,007	$381,044	$306,892
PGM Recycling	560,588	344,818	376,820	168,612	81,788
Other	—	—	1,142	6,222	5,752
Total revenues	$1,039,506	$800,244	$905,969	$555,878	$394,432
Costs and Expenses
Costs of metals sold:
Mine Production	313,963	288,922	269,573	229,986	209,140
PGM Recycling	527,384	334,949	358,566	157,310	75,920
Other	—	—	1,141	6,379	5,741
Total costs of metals sold (excludes depletion, depreciation and amortization)	$841,347	$623,871	$629,280	$393,675	$290,801
Depletion, depreciation and amortization
Mine Production	58,201	56,960	61,312	71,121	70,239
PGM Recycling	1,116	1,055	1,066	472	178
Total depletion, depreciation and amortization	$59,317	$58,015	$62,378	$71,593	$70,417
General and administrative	41,985	40,948	42,072	33,016	25,080
Impairment of non-producing mineral properties and property, plant and equipment	(461,755)	—	—	—	—
Operating (loss) income	(396,623)	43,636	155,206	54,712	4,288
Induced conversion loss	—	—	—	—	(8,097)
Total income tax benefit (provision)	93,653	4,039	(11,235)	—	30
Net (loss) income	(302,073)	54,416	144,295	50,365	(8,655)
Net unrealized gains/(losses) on investments available-for-sale	105	862	(109)	(762)	70
Comprehensive (loss) income attributable to common stockholders	(270,101)	55,907	144,186	49,603	(8,585)
Weighted average common shares outstanding
Basic	118,607	116,162	105,846	97,967	94,852
Diluted	118,607	131,441	113,946	99,209	94,852
Basic (loss) earnings per share attributable to common stockholders	(2.28)	0.47	1.36	0.51	(0.09)
Diluted (loss) earnings per share attributable to common stockholders	(2.28)	0.46	1.30	0.51	(0.09)
CASH FLOW DATA
Net cash provided by operating activities	149,433	103,894	219,683	123,897	59,672
Net cash used in investing activities	(79,123)	(324,808)	(129,593)	(272,034)	(54,723)
Net cash (used in) provided by financing activities	(163,303)	491,497	(356)	844	(88)
BALANCE SHEET DATA
Cash and cash equivalents	286,687	379,680	109,097	19,363	166,656
Investments, at fair market value	209,338	261,983	49,533	188,988	34,515
Inventories	158,650	153,208	131,856	101,806	88,967
Total current assets	703,879	852,862	325,926	349,367	319,021
Mineral properties and mine development, net	505,598	899,225	865,034	428,983	266,982
Property, plant and equipment, net	124,731	122,677	99,379	80,804	91,884
Total assets	1,346,680	1,890,763	1,327,324	909,470	725,195
Current portion of long-term debt and capital lease obligations	2,035	168,432	—	—	—
Total current liabilities	89,048	246,848	74,335	58,202	49,476
Long-term debt and capital lease obligations	308,667	292,685	196,046	196,010	195,977
Total liabilities	498,821	758,183	483,356	326,398	278,384
Stockholders’ equity	827,965	1,080,819	843,968	583,072	446,811
Working capital	614,831	606,014	251,591	291,165	269,545
Current ratio	7.9	3.5	4.4	6.0	6.4

SELECTED FINANCIAL DATA (Continued)

(In thousands, except per ounce and per ton costs)	2013	2012	2011	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced:
Palladium	404	396	399	374	407
Platinum	120	118	119	111	123
Total	524	514	518	485	530
Tons milled	1201	1,081	1,131	1,095	1,086
Mill head grade (ounce per ton)	0.47	0.51	0.49	0.48	0.52
Sub-grade tons milled (1)	73	69	79	86	98
Sub-grade mill head grade (ounce per ton)	0.17	0.16	0.17	0.17	0.20
Total tons milled (1)	1,274	1,150	1,210	1,181	1,184
Combined mill head grade (ounce per ton)	0.45	0.49	0.47	0.46	0.50
Total mill recovery (%)	92	92	91	91	91
Total mine concentrate shipped (tons) (4)	28,669	23,843	24,415	23,868	23,569
Platinum grade in concentrate (ounce per ton) (4)	4.50	5.17	5.31	4.96	5.40
Palladium grade in concentrate (ounce per ton) (4)	14.59	17.15	17.05	16.19	17.66
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$496	$484	$420	$397	$360
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$204	$216	$180	$163	$161
Stillwater Mine:
Ounces produced:
Palladium	282	290	297	271	302
Platinum	84	88	90	81	92
Total	366	378	387	352	394
Tons milled	765	673	736	713	727
Mill head grade (ounce per ton)	0.51	0.60	0.56	0.53	0.58
Sub-grade tons milled (1)	36	36	57	68	50
Sub-grade mill head grade (ounce per ton)	0.23	0.21	0.20	0.18	0.20
Total tons milled (1)	801	709	793	781	777
Combined mill head grade (ounce per ton)	0.50	0.58	0.53	0.50	0.56
Total mill recovery (%)	92	92	92	92	92
Total mine concentrate shipped (tons) (4)	16,975	13,645	15,421	15,138	14,976
Platinum grade in concentrate (ounce per ton) (4)	5.22	6.71	6.23	5.83	6.42
Palladium grade in concentrate (ounce per ton) (4)	17.12	21.94	20.08	18.63	20.71
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$484	$456	$401	$380	$344
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$221	$243	$195	$171	$174
East Boulder Mine:
Ounces produced:
Palladium	122	106	102	103	105
Platinum	36	30	29	30	31
Total	158	136	131	133	136
Tons milled	436	408	395	382	359
Mill head grade (ounce per ton)	0.40	0.37	0.37	0.39	0.40
Sub-grade tons milled (1)	37	33	22	18	48
Sub-grade mill head grade (ounce per ton)	0.10	0.10	0.10	0.15	0.20
Total tons milled (1)	473	441	417	400	407
Combined mill head grade (ounce per ton)	0.37	0.35	0.35	0.37	0.38
Total mill recovery (%)	90	90	89	89	89
Total mine concentrate shipped (tons) (4)	11,694	10,198	8,994	8,730	8,593
Platinum grade in concentrate (ounce per ton) (4)	3.45	3.12	3.72	3.45	3.61
Palladium grade in concentrate(ounce per ton) (4)	10.93	10.74	11.87	11.95	12.35
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$525	$562	$475	$442	$407
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$175	$174	$150	$147	$136

SELECTED FINANCIAL DATA (Continued)

(In thousands, where noted)	2013	2012	2011	2010	2009
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium (oz.)	398	386	402	377	393
Platinum (oz.)	111	114	114	112	123
Total	509	500	516	489	516
PGM Recycling: (6)
Palladium (oz.)	306	192	169	81	53
Platinum (oz.)	192	119	114	62	40
Rhodium (oz.)	44	25	23	13	9
Total	542	336	306	156	102
Other: (7)
Palladium (oz.)	—	—	—	13	12
Platinum (oz.)	—	—	1	—	3
Total	—	—	1	13	15
By-products from mining: (8)
Rhodium (oz.)	3	4	5	2	4
Gold (oz.)	9	9	9	9	9
Silver (oz.)	5	6	6	5	6
Copper (lb.)	903	742	788	824	776
Nickel (lb.)	1,350	1,120	1,263	1,157	856
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$721	$641	$739	$495	$365
Platinum ($/oz.)	$1,481	$1,551	$1,705	$1,488	$1,137
Combined ($/oz.) (5)	$887	$849	$953	$721	$549
PGM Recycling: (6)
Palladium ($/oz.)	$713	$645	$736	$456	$282
Platinum ($/oz.)	$1,526	$1,542	$1,757	$1,539	$1,143
Rhodium ($/oz.)	$1,091	$1,377	$2,098	$2,354	$2,088
Combined ($/oz.) (5)	$1,031	$1,018	$1,218	$1,046	$778
Other: (7)
Palladium ($/oz.)	$—	$—	$—	$479	$213
Platinum ($/oz.)	$—	$—	$1,774	$—	$1,041
By-products from mining: (8)
Rhodium ($/oz.)	$1,047	$1,258	$1,668	$2,503	$1,543
Gold ($/oz.)	$1,394	$1,667	$1,563	$1,223	$983
Silver ($/oz.)	$24	$31	$35	$19	$15
Copper ($/lb.)	$3.14	$3.42	$3.82	$3.24	$2.14
Nickel ($/lb.)	$5.47	$6.74	$9.03	$8.74	$7.48
Average market price per ounce (5)
Palladium ($/oz.)	$725	$643	$734	$525	$263
Platinum ($/oz.)	$1,487	$1,551	$1,722	$1,609	$1,204
Combined ($/oz.) (5)	$891	$850	$952	$773	$487

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)
Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Cash costs per ounce, is a non-GAAP measurement that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please See “Item 6 Selected Financial Data - Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues” and the accompanying discussion for additional detail.

(3)
The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and brick PGM bearing materials.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(6)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst materials.

(7)	Ounces sold and average realized price per ounce from Other relate to ounces purchased in the open market for resale.

(8)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
RECONCILIATION OF NON-GAAP MEASURES TO CONSOLIDATED COSTS OF REVENUES
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
Total Consolidated Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Consolidated Statements of Comprehensive (Loss) Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and other PGM activities are equal in total to total consolidated costs of revenues as reported in the Company’s Consolidated Statements of Comprehensive (Loss) Income.
Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated as total costs of revenues (for each mine or combined) adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, revenues from the sale of mine by-products, depreciation and amortization and asset retirement costs, and timing differences resulting from changes in product inventories. The Company uses this measure as a comparative indication of the cash costs related to production and processing operations in any period. It is a measure of extraction efficiency.
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

RECONCILIATION OF NON-GAAP MEASURES TO CONSOLIDATED COSTS OF REVENUES (Continued)

(In thousands, except per ounce and per ton data)	2013	2012	2011	2010	2009
Consolidated:
Total cash cost before by-product and recycling credits (Non-GAAP)	$322,564	$290,346	$272,719	$232,835	$220,310
Less: By-product credit	(27,085)	(30,642)	(35,963)	(27,980)	(23,645)
Less: Recycling income credit	(35,463)	(11,042)	(19,416)	(12,070)	(5,908)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$260,016	$248,662	$217,340	$192,785	$190,757

Divided by platinum/palladium ounces produced	524	514	518	485	530

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$616	$565	$526	$480	$416
Less: By-product credit per ounce Pt/Pd produced	(52)	(60)	(69)	(58)	(45)
Less: Recycling income credit per ounce Pt/Pd produced	(68)	(21)	(37)	(25)	(11)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$496	$484	$420	$397	$360

Divided by ore tons milled	1,274	1,150	1,210	1,181	1,184

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$253	$252	$225	$197	$186
Less: By-product credit per ore ton milled	(21)	(27)	(30)	(24)	(20)
Less: Recycling income credit per ore ton milled	(28)	(10)	(16)	(10)	(5)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$204	$215	$179	$163	$161

Reconciliation to consolidated costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$260,016	$248,662	$217,340	$192,785	$190,757
Asset retirement costs	689	635	584	538	606
Depletion, depreciation and amortization	58,201	56,960	61,312	71,121	70,239
Depletion, depreciation and amortization (in inventory)	1,190	1,393	(3,492)	365	762
Change in product inventories	(10,480)	(3,452)	903	2,627	(6,797)
Cost of PGM Recycling	527,384	334,949	358,566	157,310	75,920
PGM Recycling - depreciation	1,116	1,055	1,066	472	178
By-product credit	27,085	30,642	35,963	27,980	23,645
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	35,463	11,042	19,416	12,070	5,908
Total consolidated cost of revenues	$900,664	$681,886	$691,658	$465,268	$361,218
Memo: Royalties, Taxes and Other included in Total consolidated cost of revenues	$43,814	$39,593	$47,965	$32,047	$26,615

RECONCILIATION OF NON-GAAP MEASURES TO CONSOLIDATED COSTS OF REVENUES (Continued)

(In thousands, except per ounce and per ton data)	2013	2012	2011	2010	2009
Stillwater Mine:
Total cash cost before by-product and recycling credits (Non-GAAP)	$217,921	$200,016	$192,840	$160,912	$156,269
Less: By-product credit	(16,270)	(19,793)	(23,397)	(18,389)	(16,521)
Less: Recycling income credit	(24,470)	(8,124)	(14,387)	(8,733)	(4,395)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$177,181	$172,099	$155,056	$133,790	$135,353

Divided by platinum/palladium ounces produced	366	378	387	352	394

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$595	$529	$498	$457	$397
Less: By-product credit per ounce Pt/Pd produced	(44)	(52)	(60)	(52)	(42)
Less: Recycling income credit per ounce Pt/Pd produced	(67)	(21)	(37)	(25)	(11)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$484	$456	$401	$380	$344

Divided by ore tons milled	801	709	794	781	777

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$272	$282	$243	$206	$201
Less: By-product credit per ore ton milled	(20)	(28)	(29)	(24)	(21)
Less: Recycling income credit per ore ton milled	(31)	(11)	(18)	(11)	(6)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$221	$243	$196	$171	$174

Reconciliation to costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$177,181	$172,099	$155,056	$133,790	$135,353
Asset retirement costs	639	588	541	498	507
Depletion, depreciation and amortization	44,696	43,329	47,759	49,309	47,527
Depletion, depreciation and amortization (in inventory)	896	924	(2,144)	629	1,227
Change in product inventories	(5,110)	(2,326)	(252)	(2,887)	(7,393)
By-product credit	16,270	19,793	23,397	18,389	16,521
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	24,470	8,124	14,387	8,733	4,395
Total cost of revenues	$259,042	$242,531	$238,744	$208,461	$198,137
Memo: Royalties, Taxes and Other included in Total cost of revenues	$29,525	$27,062	$33,922	$22,131	$18,440

RECONCILIATION OF NON-GAAP MEASURES TO CONSOLIDATED COSTS OF REVENUES (Continued)

(In thousands, except per ounce and per ton data)	2013	2012	2011	2010	2009
East Boulder
Total cash cost before by-product and recycling credits (Non-GAAP)	$104,643	$90,330	$79,879	$71,923	$64,041
Less: By-product credit	(10,815)	(10,849)	(12,566)	(9,591)	(7,124)
Less: Recycling income credit	(10,993)	(2,918)	(5,029)	(3,337)	(1,513)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$82,835	$76,563	$62,284	$58,995	$55,404

Divided by platinum/palladium ounces produced	158	136	131	133	136

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$664	$663	$610	$541	$471
Less: By-product credit per ounce Pt/Pd produced	(69)	(80)	(96)	(72)	(52)
Less: Recycling income credit per ounce Pt/Pd produced	(70)	(21)	(38)	(25)	(11)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$525	$562	$476	$444	$408

Divided by ore tons milled	473	441	416	400	407

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$221	$205	$192	$180	$157
Less: By-product credit per ore ton milled	(23)	(25)	(30)	(24)	(18)
Less: Recycling income credit per ore ton milled	(23)	(7)	(12)	(8)	(4)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$175	$173	$150	$148	$135

Reconciliation to costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$82,835	$76,563	$62,284	$58,995	$55,404
Asset retirement costs	50	47	43	40	99
Depletion, depreciation and amortization	13,505	13,631	13,553	21,812	22,712
Depletion, depreciation and amortization (in inventory)	294	469	(1,348)	(264)	(465)
Change in product inventories	(5,370)	(1,126)	14	(865)	7,124
By-product credit	10,815	10,849	12,566	9,591	7,124
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	10,993	2,918	5,029	3,337	1,513
Total cost of revenues	$113,122	$103,351	$92,141	$92,646	$93,511
Memo: Royalties, Taxes and Other included in Total cost of revenues	$14,289	$12,531	$14,043	$9,916	$8,175

PGM Recycling and Other: (1)
Cost of open market purchases	$—	$—	$1,141	$6,379	$5,741
Cost of PGM Recycling	527,384	334,949	358,566	157,310	75,920
PGM Recycling - depreciation	1,116	1,055	1,066	472	178
Total cost of revenues	$528,500	$336,004	$360,773	$164,161	$81,839
(1) PGM Recycling and Other include PGM recycling and metal purchased on the open market for resale.

All-In Sustaining Costs (Non-GAAP): This non-GAAP measure is used as an indicator from period to period of the level of total cash required by the business to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with total cash costs (another non-GAAP measure, described above), and adding to it the recycling income credit, corporate overhead costs (excluding any depreciation and amortization costs and other non-recurring non-cash costs included in corporate overhead costs), marketing costs, and that portion of total capital expenditures associated with sustaining the current level of mining operations.

When divided by the total recoverable PGM ounces in the respective period, All-In Sustaining Costs per Ounce (non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash cost per ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of ore produced.

Stillwater Mining Company
All-In Sustaining Cost a Non-GAAP Measure

(In thousands, except $/oz.)	2013	2012	2011	2010	2009
All-In Sustaining Cost

Total Cash Costs (a non-GAAP measure)	$260,016	$248,662	$217,340	$192,785	$190,757
Add: Recycling income credit	35,463	11,041	19,416	12,070	5,908
	$295,479	$259,703	$236,756	$204,855	$196,665

Consolidated Corporate General & Administrative costs	$346,538	$41,538	$42,672	$33,016	$25,080
Less: Depreciation and amortization included in Consolidated Corporate General & Administrative costs	(785)	(691)	(543)	(217)	(184)
Less: Non-recurring non-cash Items in Consolidated Corporate General & Administrative costs	(303,787)	—	—	—	—
Add: Marketing costs	4,355	11,170	11,810	2,415	1,987
	$46,321	$52,017	$53,939	$35,214	$26,883

Total capital incurred to sustain existing operations	$94,931	$83,237	$73,958	$50,263	$39,534

All-In Sustaining Cost	$436,731	$394,957	$364,653	$290,332	$263,082

Mined Ounces per Cost Report	524	514	518	485	530

All-In Sustaining Cost per Mined Ounce ($/oz.)	$833	$768	$704	$599	$496

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in Part II, Item 6 “Selected Financial Data.”
OVERVIEW OF 2013 RESULTS
The Company reported a 2013 full year consolidated net loss attributable to common stockholders of $270.2 million, equivalent to a loss of $2.28 per share. The net loss reflects impairments taken during 2013 on two of the Company’s property holdings, the Marathon project in Canada (written down by $171.4 million, or $123.6 million net of tax) and the Altar project in Argentina (written down by $290.4 million, or $226.5 million net of tax).

Supply and demand fundamentals for palladium and platinum, the Company's primary products, generally were favorable in 2013 from the Company's perspective, as pricing reflected constraints on worldwide supply growth in the face of steadily increasing demand, particularly from the automotive sector, and labor instability in South Africa. Some continuing weakness in demand for platinum from the European automotive sector was partially offset by increased jewelry demand for platinum in Asia. Weakness in the price of gold during 2013 also weighed on platinum, while the palladium price remained more resilient due to strong underlying industrial demand. The Company's Montana operations were profitable during 2013 with mine production of palladium and platinum totaling 523,900 ounces. The higher mine production was mostly attributable to normal geologic variability within the mines and to somewhat higher than planned ore tons mined. Total cash costs per mined ounce of palladium and platinum, net of by-product and recycling credits, (a non-GAAP measure), averaged $496 per ounce for the year. Most of this favorable cost variance was driven by the higher-than-planned ounces produced during 2013 and a higher recycling credit as a result of processing unplanned furnace rebrick ounces. Capital expenditures in 2013 totaled $129.0 million.
LIQUIDITY
At current PGM prices the Company believes there should be sufficient cash generated from operations, together with cash on hand, to complete each of its Montana PGM expansion developments; Lower Far West, Blitz and Graham Creek. Cash and cash equivalents on hand at December 31, 2013, totaled about $286.7 million; taken together with highly liquid investments, available liquidity (excluding undrawn capacity under existing credit lines) was about $496.0 million. These December 31, 2013, cash and liquidity balances include about $24.3 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and so is not available to the Company for its general corporate purposes.
The total cost of developing the Blitz, Graham Creek and Far West in Montana is expected to be approximately $211 million, with the largest of these, Blitz, expected to reach completion in about 2018. Of this amount, approximately $68.6 million has been spent through December 31, 2013. Once they are completed, Blitz and Graham Creek are expected to each provide opportunities to increase the Company's annual PGM production and to source lower cost PGM ounces. The Company considers these developments to be foundational or “backbone” developments that will provide access to undeveloped areas along the J-M Reef upon which future mine development can be based. At recent PGM price levels these capital projects, along with sustaining capital at the existing Stillwater and East Boulder mines, are expected to largely be covered from cash flow from operations.
Any development of the Marathon PGM-copper project will be delayed until an economic mine plan can be developed and there is no certainty as to the timing of that outcome. If the project were to proceed it will require substantial external financing. The Company would need to seek additional financing in conjunction with its 25% partner Mitsubishi Corporation to support this effort.
In October 2012, the Company completed an issuance of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Net proceeds of the offering were used to retire $164.3 million of the Company's $166.5 million 1.875% convertible debentures upon their redemption in March of 2013, and the remaining proceeds are being used for general corporate purposes.
Of the $166.5 million of 1.875% convertible debentures that were redeemed on March 15, 2013, $2.2 million remains outstanding and is recorded as long-term. The Company has in place $396.75 million of 1.75% convertible debentures that are first redeemable in October 2019; $30 million of 8.0% State of Montana Industrial Revenue Bonds due in July 2020; and a $125 million asset-backed line of credit expiring in December 2016 with approximately $75.6 million of available borrowing base at December 31, 2013. Consequently, management believes the Company currently has adequate liquidity and, aside from the debentures noted previously, no significant debt maturing in the near future.
PRINCIPAL FACTORS AFFECTING THE COMPANY
The 28-mile long surface exposure of the PGM-rich J-M Reef, which the Company controls, represents a relatively small and upwardly-displaced portion of the Stillwater Intrusive Complex, a much larger geologic feature that extends at substantial depth for several miles northward from the Beartooth front where the Company's mines are located. The PGM reef resource that the Company has developed and mined thus far has averaged about five feet in width. The Company has accessed approximately 9 miles of the total 28 mile exposure and up to one mile of its vertical extent.

The palladium-dominant PGM ores in the J-M Reef have some of the highest PGM grades in the world, which contributes to a comparatively low mining cost per ounce. However, the narrow mining widths resulting from the steeply dipping configuration of the reef make the deposit relatively complex to mine. The Company's mines compete primarily with the platinum-rich PGM ore reserves within South Africa's Bushveld Complex and with the significant PGM by-products from the primary nickel mines controlled by Norilsk Nickel in northern Russia. The platinum-dominant Bushveld PGM deposits typically dip more gradually to depth in comparison to the J-M Reef. However, over time the near-surface Bushveld ores have been depleted, and the remaining underground resources are subject to deeper, hotter and more complex mining conditions, which generally results in comparatively higher mining costs per ounce. The Russian nickel mines of Norilsk Nickel produce palladium-rich PGMs as a major by-product of their primary nickel operations and so at a very low marginal cost. Other global sources of PGMs with which the Company competes include the Great Dike in Zimbabwe, the predominantly nickel-copper operations of Vale and Glencore Xstrata at Sudbury in Canada, and North American Palladium's operations at Lac des Iles, also in Canada.
The Company's financial performance relative to its peers depends not only on the level of PGM prices, but also on the differential between the price of platinum and the price of palladium. Historically, the Company's financial and share price performance has correlated closely with the price of palladium, the Company's principal product. In periods of low PGM prices, and in particular when palladium prices also are low relative to platinum prices, the Company's palladium-rich production may put it at a disadvantage to comparable mines in South Africa with a higher proportion of platinum in their ores. Recently, however, the South African rand has weakened significantly, with the effect of reducing South African rand-denominated costs relative to U.S. dollar costs. See “Risk Factors – The Company may be competitively disadvantaged as a primary PGM producer with a preponderance of palladium with a U.S. dollar-based cost structure” for further discussion.
Stillwater Mine
The Stillwater Mine, one of the Company's two Montana mining operations, is situated about 46 road miles to the southwest of Columbus near the town of Nye and accesses the eastern portion of the J-M Reef. The mine's principal horizontal haulage levels extend both to the east and to the west from the mineshaft. The mine's ore concentrating facilities and offices are located on the surface adjacent to the shaft, at an elevation of 5,000 feet above sea level in the Stillwater Valley. The portions of the mine developed below the valley elevation are accessed by a system of internal ramps and via a 1,950 foot vertical shaft that extends to the mine's 3100 level. The Stillwater Mine commenced operations 28 years ago in 1986 and to date has developed portions of the reef along about six horizontal miles on various levels underground, ranging from about the 2000 level at the deepest up to the 7500 level in the Upper West area of the mine. Typically, the lower portion of the Stillwater Mine that is accessed from the shaft - referred to as the “Off-Shaft” area - has produced relatively high average ore grades; however, mineable ore zones in this area tend to exhibit less continuity of grade and thickness along the reef. By contrast, the western portion of the mine above the 5000 level - the “Upper West” area - generally has somewhat lower average ore grades, but the ore continuity, grade and thickness in this area is relatively consistent along the reef. Consequently, overall ounce production at the Stillwater Mine is sensitive not only to the total ore tons produced, but also varies from period to period as a result of the relative proportion of total ore produced from each area as production advances systematically. In 2013 the Stillwater Mine produced 366,100 ounces of PGMs down from 377,400 ounces in 2012 – and generated sales revenues of $331.5 million. At December 31, 2013, the Stillwater Mine had 1,057 employees, including 626 miners.
East Boulder Mine
The Company's other Montana mine, the East Boulder Mine, is located on the western portion of the J-M Reef about 25 miles south of Big Timber. The mine's surface facilities are within the boundaries of the Gallatin National Forest, and access into the mine is provided by two parallel 18,000 foot horizontal rail adits that intersect the reef perpendicularly at the 6,500 foot elevation deep within the mountain. The mine was commissioned in 2002 and to date has developed along about 2.5 horizontal miles of the J-M Reef underground. Mining operations have been developed vertically between elevations of 6,500 and 7,900 feet above sea level. The continuity of grade and thickness in the PGM mineralization at East Boulder Mine is characteristically higher than that observed at the Stillwater Mine. However, average ore grades at the East Boulder Mine are lower, with grades to the mill typically averaging between 0.35 and 0.40 ounces per ton; by comparison at the Stillwater Mine grades to the mill are more variable and normally range between 0.50 and 0.60 ounces per ton. During 2013 the East Boulder Mine produced 157,800 ounces of PGMs compared to 136,300 ounces in 2012 – with sales revenue of $147.4 million. At December 31, 2013, the East Boulder Mine had 414 employees, including 255 miners.

Recycling Business
The Company recycles spent catalyst materials through its processing facilities situated along Interstate 90 in Columbus, Montana recovering palladium, platinum and rhodium from these materials. Recycling materials are weighed and sampled, and then are commingled with concentrates produced at the two mines and fed into the Columbus smelter and base metals refinery. Recycling has proven to be a consistently profitable ancillary activity. However, the recycling business has also proven to be very sensitive to PGM prices: volumes of recycling material available in the market drop very sharply when PGM prices decline, as does the overall profitability of the business.
The Company believes it enjoys certain competitive advantages in the recycling business. The smelting and refining complex in Columbus, Montana processes concentrates from the Montana mines, which contain not only PGMs, but also significant quantities of nickel and copper as by-products which are vital to efficient recovery of PGMs from recycled materials. Copper and nickel sulfides from the ore concentrates bind with the elemental PGMs from recycling in the smelter and so aid in collecting the recycled PGMs. Because of this affinity, the Company is able to recycle catalyst material within its system at an incremental cost lower than most other processors. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa, particularly for North American collectors. As described below, the Company employs certain technological innovations that may contribute further to its competitive advantage.
The Company has taken steps over the past several years to reposition itself in the recycling business. In May 2009 the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter of 2010 the Company commissioned a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. In early 2011 the Company commissioned a new state-of-the-art assay laboratory which utilizes an automated x-ray facility that provides accurate results with faster turnaround times than conventional fire assay methods. New laboratory software supports this automated x-ray system, as well as other laboratory processes. In late 2012, the Company completed the reconfiguration of its former primary smelting furnace, providing a new slag-cleaning circuit in the smelter that should improve PGM recoveries from the feed stream.
In acquiring recycled automotive catalysts, the Company advances certain funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. In general, the Company only advances funds to suppliers when the associated material for recycling is in a specifically identified shipment either awaiting transit or already in transit to the Columbus processing facilities. The state-of-the-art recycling, sampling and assay facilities allow the Company to accelerate final settlements with suppliers, thereby allowing them to turn over their working capital faster. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession totaled $6.9 million at December 31, 2013, and $10.2 million at December 31, 2012.
PGM Prices and Markets
After strong price performance during the first half of 2011, prices for palladium and platinum declined during the second half of 2011 and the first half of 2012 as the U.S. dollar strengthened against the euro. PGM prices then recovered somewhat in the 2012 fourth quarter. Much of 2012 also was characterized by a relatively strong dollar, as European investors in particular sought out the relative safety of the U.S. dollar in the face of European economic uncertainty. Platinum and palladium price performance diverged during 2013, with palladium prices remaining comparatively flat during the year, supported by industrial demand, while platinum prices declined along with gold. The price of platinum at year-end 2013 in London was $1,357 per ounce and palladium ended 2013 at $716 per ounce. Palladium and platinum prices have generally strengthened in early 2014 on investor perceptions of impending deficits in both metals.
Another factor that has influenced PGM prices in recent years has been the introduction of PGM exchange-traded funds (ETFs) into the U.S. market. The ETFs have proven to be a popular investment vehicle, although they may have the effect of increasing price volatility in the PGM markets. Experience suggests that, broadly speaking, trading in the platinum ETF tends to be relatively stable in the face of changes in metal prices, while trading in the palladium ETF is much more responsive to pricing changes.

PGM markets inherently carry certain risks. Compared to other precious metals and major industrial metals, PGM trading volumes normally are relatively thin and their markets have limited liquidity. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected - favorably or unfavorably - by numerous factors, including the level of industrial demand, particularly from the automotive sector; by supply factors that include changes in mine production and inventory activity; and by general shifts in investor sentiment. In particular, although exports from the Russian government inventories appear to have slowed in recent years and according to some are nearing depletion, the Russian Federation does not officially disclose its inventory holdings and there is no sure way to verify that those inventories are actually approaching exhaustion. Recent PGM prices have been comparatively high by historical standards, and to some extent these price levels are likely affected by investor sentiment that could shift away from precious metals if other markets become more attractive, interest rates rise or prices edge downward. The Company attempts to manage this market volatility in several ways, including by investing to maintain and strengthen the developed state of the mines and by monitoring the Company's liquidity closely to maintain the financial capacity to bridge periods when PGM prices are low.
Automotive demand has continued to strengthen in most major markets since 2010 after its steep decline during the recession in late 2008 and 2009. Total worldwide production of light vehicles in 2013 reportedly was at record levels. According to a Mitsui report issued in early 2014, U.S. light vehicle production in 2013 grew by 7.5% to 15.6 million vehicles, essentially back to pre-recession levels. The other BRIC (Brazil, Russia, India & China) countries overall also saw growth during 2012. The European auto market finally began to show signs of recovery beginning in the fourth quarter of 2013. Continued growth in worldwide auto demand, coupled with ever more stringent emissions regulations and increasing palladium penetration into diesel catalytic converters, have continued to drive the growing market demand for palladium.
Worldwide mine production of palladium and platinum was essentially flat in 2013 after a difficult 2012 when labor unrest in South Africa shut down mine production for a time at properties owned by each of the major producers. Russian primary production declined further during 2013. Johnson Matthey’s November 2013 Interim Report, which included 2013 data available through September, projected platinum ounces supplied to market (including recycling) would increase marginally to 7.82 million ounces in 2013 from 7.69 million ounces in 2012 and 8.55 million ounces in 2011. Palladium ounces supplied to market (including recycling and Russian inventory sales) were projected to be up slightly to 8.89 million ounces in 2013 from 8.82 million ounces in 2012 and 9.75 million ounces in 2011. For the same 2013 period, Johnson Matthey projected that palladium usage in catalytic converters would grow by 4.0% to 6.97 million ounces, while platinum usage in catalytic converters would remain essentially flat at about 3.1 million ounces.
In recent years the South African PGM industry has failed to reinvest in the business at an adequate level. A few smaller companies, principally in South Africa, have invested in developing new mines, and Impala has some major new shafts under way, but the amount of new production they are expected to generate will not be sufficient over the longer-term to sustain current production levels. Several recent new discoveries there also are promising, although they are several years from contributing any new production. Putting in a large new conventional underground mine on the Bushveld Complex in South Africa reportedly requires an investment of more than a billion dollars in a new shaft and the entire process from conception to production can take ten years or more. Rising operating costs (although partially offset by recent weakness in the South African rand) have limited the benefit of higher metal prices to South African producers. As a result, they have difficulty justifying the kinds of new mining investments that need to be made. When coupled with other challenges in South Africa, including labor unrest, political opposition to idling uneconomic operations, safety issues, power shortages, rapidly escalating wage structures, political uncertainty on several fronts, and a critical shortage of experienced professionals, the outlook for adequate future reinvestment there is uncertain.
2013 RESULTS AND COMMENTARY
For the full year 2013 the Company reported a consolidated net loss attributable to common stockholders of $270.2 million, or $2.28 per share, a decrease from the consolidated net income attributable to common stockholders of $55.0 million, or $0.46 per diluted share, reported for 2012. The 2013 full year results include a $290.4 million ($226.5 million, after-tax) impairment charge reducing the carrying value of the Altar mineral property in Argentina to its estimated fair value of $102.0 million. The Company also recognized $171.4 million ($123.6 million, after-tax) impairment charge in 2013 reducing the carrying value of the Marathon mineral properties (and related mine development and depreciable fixed assets) in Canada to their estimated fair value of $57.2 million.
Revenues from the Mine Production segment including by-product revenues, in 2013 totaled $478.9 million, an increase from $455.4 million in 2012, on the stronger realized prices and higher sales volumes in 2013. The Company's average realized price on sales of mined palladium and platinum was $887 per mined ounce in 2013, compared to the $849 per mined ounce average realized in 2012. The number of mined ounces sold was 509,200 in 2013 compared to 500,400 in 2012.

The Company’s mine production of palladium and platinum totaled 523,900 ounces in 2013, an increase of 2.0% compared to 513,700 ounces in 2012. This higher mine production in 2013 relative to 2012 was primarily attributable to normal geological variation within the mines and the inclusion of approximately 7,700 ounces (includes palladium, platinum and rhodium) from furnace brick which was processed in the year.
Stillwater Mine
The Stillwater Mine’s total cash costs, net of by-product and recycling credits, (a non-GAAP measure) averaged $484 per ounce for the full year 2013, an increase of 6.1% above the $456 per ounce averaged realized in 2012. The year-on-year increase is attributable to inflation in labor and materials costs, additional hiring under the new-miner training program for infrastructure support, and the impact on operations of the continually expanding mining profile underground. Ounces of palladium and platinum produced at the Stillwater Mine decreased to 366,100 ounces in 2013 from 377,400 ounces in 2012, which also affected total cash costs per mined ounce.
Capital outlay at the Stillwater Mine totaled $83.5 million in 2013 (including $13.9 million for Blitz), a decrease from the $86.5 million spent during 2012 (of which $19.4 million was for Blitz), reflecting the replacement of some dated mining equipment. Primary development at the Stillwater Mine, which includes extensions of footwall laterals and ramps, advanced about 36,900 feet during 2013, about 12.3% less than planned. Secondary development, which includes sills developed within the reef and ramps used for direct access into specific mining stopes, advanced about 13,500 feet, 25.3% less than planned. Diamond drilling footages in 2013 at the Stillwater Mine totaled about 306,500 feet, 9.3% less than planned.
East Boulder Mine
Total cash costs per mined ounce, net of by-products and recycling credits, at the East Boulder Mine in 2013 averaged $525 per ounce, lower than planned and 6.6% lower than the $562 per mined ounce averaged in 2012. As with the Stillwater Mine, the year-on-year difference is less dramatic due to the higher production levels offsetting some of the increased labor and materials costs, along with the costs associated with the new-miner training program and normal expansion as the mining faces recede. Mine production at East Boulder increased to 157,800 produced ounces of palladium and platinum in 2013, an increase of 15.8% compared to 136,300 ounces produced in 2012.
Capital outlay at the East Boulder Mine totaled $25.0 million in 2013 (including $8.7 million at Graham Creek) compared to the $10.4 million spent in 2012. Actual primary development at the East Boulder Mine advanced about 11,570 feet and secondary development 11,480 feet in 2013. The overall development footage at the East Boulder Mine was about 9.3% ahead of plan, largely reflecting good progress on the Graham Creek TBM advance. Diamond drilling footage totaled about 156,750 feet at the East Boulder Mine in 2013, about 2.6% ahead of plan.
Recycling Business
In 2013 the Company's PGM Recycling segment earned $35.5 million (pre-tax) reflecting a combined average realization (including rhodium) of $1,031 per sold ounce. By comparison, in 2012 the Company's recycling operations contributed $10.5 million (pre-tax) to income, with a combined average realization of $1,018 per sold ounce. Total tons of recycling material processed during 2013, including tolled material, averaged 25.4 tons per day, up from the 18.6 tons per day in 2012. Stronger PGM prices in 2013 created more of an incentive for suppliers to collect recycling material. During 2013 the Company entered into new sourcing arrangements for catalyst material with several new suppliers.
During 2013 the Company fed about 616,700 combined ounces of recycled palladium, platinum and rhodium into the smelter, of which about 89.4% was from material purchased directly by the Company and the remainder was toll processed on behalf of others for a fee. Total ounces fed to the smelter during 2013 reflected an increase of 38.5% compared to the 445,200 recycling ounces fed in 2012. Recycling revenues in 2013 were $560.6 million on 541,800 combined ounces sold; in 2012 recycling revenues totaled $344.8 million on sales of 336,500 combined ounces. Recycling revenues for 2013 include $16.4 million generated from ounces recovered from the reprocessed furnace bricks sold during the third quarter of 2013.

Liquidity
The Company’s consolidated total available liquidity, expressed as cash and cash equivalents plus highly liquid investments, ended 2013 at $496.0 million, comprised of $286.7 million of cash and cash equivalents and $209.3 million of available-for-sale investments. The 2013 balance reflects the redemption of $164.3 million of the 1.875% convertible debentures. The corresponding year-end 2012 liquidity was $641.7 million, including $379.7 million of cash and cash equivalents and $262.0 million of available-for-sale investments. The 2012 liquidity included the net proceeds of the Company's $396.75 million offering of convertible debentures in October 2012. Cash generated from operations during 2013 totaled $149.4 million, up from $103.9 million in 2012, driven mostly by the increased PGM prices in 2013. The Company did not incur any new debt in 2013.
Employees
At the end of 2013 the Company’s Montana workforce totaled 1,742 employees, an increase of 6.7% for the year from 1,632 in December 2012. About 65% of the net manpower increase was attributable to adding new production and maintenance staff at the mines, including hiring for the new-miner training program. The remainder of the 2013 increase was spread evenly over all other functions. Worldwide, the Company had 1,773 employees at December 31, 2013, compared to 1,664 at December 31, 2012.
SOCIAL AND ENVIRONMENTAL CONSIDERATIONS
Like other publicly traded companies, the Company primarily seeks to maximize the value it generates for shareholders over time. Management believes that ultimately meeting the expectations of all its stakeholders is essential to accomplishing that objective. Thus, the Company's environmental approach reflects its operational integrity; its product awareness, as PGMs are used to produce products that help clean potentially harmful emissions; and its location sensitivity, given the pristine areas in which the Company's operations are located. The Company is a key employer in the communities where it operates, and actively supports the communities where its employees and their families live. Commitment to the community, attractive wages and benefits, coupled with a safe work environment, not only allow the Company to be competitive in the market for employees, but also contribute to the health and economic vigor of the communities where it operates. Investment in state-of-the-art facilities and technologies allows the Company to continually deliver high-quality products to its customers at a competitive price.
The Good Neighbor Agreement is somewhat unique to the mining industry. The agreement originally signed in 2000 and now in its fourteenth year, commits the Company to work closely with and provide full disclosure to its neighbors and certain regional environmental NGOs. Provisions of the agreement include transporting the majority of employees to and from work in buses so as to minimize traffic on rural roads; quarterly meetings among the parties of the agreement to discuss concerns and consider environmental performance; ongoing Company funding of an independent engineering firm to monitor and report on the Company's environmental records; and open community involvement in Company dealings with regulatory agencies. In addition, the Company has traditionally hosted an annual dinner where the environmental community can meet directly with the Company's board of directors and management.
The Company's processes overall are designed to minimize their impact on the environment, complying with and in most cases exceeding all applicable regulatory standards. About 50% of the mined tailings typically are returned to the mines after processing and are used as fill. The remaining tailings are placed in lined tailings ponds where much of the constructed embankments have been re-vegetated and contoured to try to match the surrounding topography. Tailings are environmentally inert and are not acid generating. Water from the mines generally meets drinking water standards aside from elevated concentrations of nitrates from the explosives used underground. These nitrates are treated and removed biologically before any water is discharged. Tailings water is recycled through lined facilities back to the concentrators and not discharged to the environment. Regardless, bioassay of tailings water shows 100% survival of trout fingerlings in periodic tests. Biodiesel blends are used as fuel underground, both for their cleaner exhaust and to reduce carbon footprint. Likewise, in an area noted for its abundance of deer, elk and bear, the Stillwater Mine also hosts a large herd of bighorn sheep that winter on the mine property and can be regular visitors to the mine parking lot. The smelter and refinery in Columbus, Montana both use closed-loop processes with almost zero fugitive emissions. The smelter is fully scrubbed virtually eliminating SO2 emissions (the facility emitted 2.7% of its permitted annual level in 2013) while the scrubbers produce synthetic gypsum (calcium sulfate) which is licensed for use by farmers as a soil amendment and for water treatment. Stack emissions are monitored continuously and critical processes can be shut down automatically if SO2 emissions were to exceed permitted levels. However, emissions have never exceeded such levels. Particulate dust in the scrubber stream is filtered using Gore-tex membranes and returned to the smelter. All process water on the property is ultimately consumed, emitted as steam or evaporated. Storm water is segregated from contact with process materials and routed to infiltration galleries. Slag from the smelter is cooled and recycled back to the mines for reprocessing. The Company has recently modified one of the smelter furnaces for slag cleaning, which should increase PGM recoveries.

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
The Health, Safety and Environmental committee of the Company's board of directors meets regularly to review the Company's performance in these key areas. Its charter includes mandates “(i) to review the Company's environmental and occupational health and safety policies and programs; (ii) to oversee its environmental and occupational health and safety performance; and (iii) to monitor current and future regulatory issues.” The Company employs a proactive approach with regard to employee health. The Company's medical benefits include a “wellness” program for employees and their families intended to encourage and educate regarding good health practices. The program includes annual physical checkups, targeted programs for specific health risks, and themes related to physical, emotional and mental health issues. On the safety front, the Company has engineered safe practices into all work tasks and trains to those standards. The Company continually works to establish and maintain a multifaceted “culture of safety,” summarized by the slogan, “Everyone Goes Home Safe - Every Day.” Safety programs include incidence tracking and analysis, near-miss reporting, workplace start-of-shift inspection checklists, team safety meetings, annual refresher training, safety stand-downs and financial incentives for working safely. The Company also works closely with MSHA inspectors to act on their findings and incorporate their suggestions. Recently, the Company began implementing the new National Mining Association CORESafety system, which is comprised of 20 separate modules addressing all aspects of mining safety. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other objectives.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
Revenues – The Company’s total revenues, including proceeds from the sale of by-products, totaled $1.04 billion in 2013, an increase of 29.9% compared to revenues of $800.2 million in 2012. This year-on-year increase in total revenues reflects higher PGM prices in 2013, as compared to 2012, as well as higher mine sales volume and significantly higher volume of recycled material in 2013.
Revenues from the Mine Production segment totaled $478.9 million in 2013 (including $27.1 million from by-products), an increase of 5.2% compared to $455.4 million in 2012 (of which $30.6 million was from by-products). Palladium and platinum ounces sold from mine production were 509,200 in 2013, compared to 500,400 ounces in 2012. The combined average realization on these palladium and platinum sales was $887 per ounce in 2013 and $849 per ounce in 2012. The Mine Production segment generated approximately $7.1 million of incremental revenue in the third and fourth quarters of 2013 from reprocessed furnace brick.
Revenues from the PGM Recycling segment reflected an increase of 62.6% during 2013, to $560.6 million from $344.8 million in 2012. Recycling ounces sold during 2013 totaled 541,800 ounces, an increase of 61.0% compared to the 336,500 sold in 2012. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,031 per ounce in 2013 from $1,018 per ounce in 2012, paralleling the increases in PGM prices generally. In addition to purchased recycling material, the Company toll processed 65,400 ounces of PGMs during 2013, a decrease from 98,800 tolled ounces in 2012. Overall, recycling volumes processed during 2013 totaled 616,700 ounces of PGMs, an increase of 38.5% from the 445,200 ounces processed in 2012, as stronger PGM prices in 2013 increased the volume of recycled catalytic converters available in the market. The PGM Recycling segment generated approximately $16.4 million of incremental revenue in the third quarter of 2013 from reprocessed furnace brick.
Costs of Metals Sold – Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $841.3 million in 2013, compared to $623.9 million in 2012, an increase of 34.8%. Overall, recycling cost of metals sold increased to $527.4 million in 2013 from $334.9 million in 2012. The average acquisition cost of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) increased to $959 per ounce in 2013 from $946 per ounce in 2012, reflecting higher PGM prices in 2013. The cost of metals sold from mine production, totaled $314.0 million in 2013, compared to $288.9 million in the prior year, an increase of 8.7%.

During 2013, the Company’s mining operations produced 523,900 ounces of PGMs, including 404,200 ounces of palladium and 119,700 ounces of platinum. This represents an overall increase of 2.0% from 2012, when the Company’s mining operations produced 513,700 ounces of PGMs, including 396,000 ounces of palladium and 117,700 ounces of platinum. The Stillwater Mine produced 366,100 ounces of PGMs in 2013, compared with 377,400 ounces of PGMs in 2012, a decrease of 3.0%. The East Boulder Mine produced 157,800 ounces of PGMs in 2013, an increase of 15.8% compared with the 136,300 ounces of PGMs produced there in 2012.
Depletion, depreciation and amortization – Depletion, depreciation and amortization expense was $59.3 million in 2013, compared to $58.0 million in 2012. The increase in expense in 2013 was partially due to increased mine production, as well as capitalization of mine support costs associated with the Blitz and Graham Creek developments.
Marketing – The Company reduced its market development efforts for palladium during 2013. The Company spent $4.4 million in support of marketing programs during 2013, a 60.7% decrease from $11.2 million in 2012.
General and administrative – Excluding marketing expenses discussed above, general and administrative costs were $42.0 million in 2013, compared to $40.9 million in 2012, an increase of about 2.7%. The Company also recognized costs related to the proxy contest (legal, outside financial advisory, solicitation and consulting fees), of $4.3 million and of $9.1 million (non-cash charge) in connection with accelerated vesting of stock options and restricted stock previously granted under the 2004 and 2012 Equity Incentive Plans, as a result of the technical change in control event in the first half of 2013. The Company recognized $11.2 million in exploration expenses related to its mineral properties in both Canada and South America in 2013 compared to $15.0 million in 2012. The Company incurred $0.2 million in research and development expense in 2013 related to refining processes compared to $1.2 million in 2012.
Interest income and expense – Interest income increased to $4.5 million in 2013 from $2.3 million in 2012, reflecting increased financing income on recycling balances in 2013 and higher average cash balances through the year. The Company’s outstanding long-term debt balance was $308.7 million at December 31, 2013, an increase from $292.7 million at December 31, 2012, mainly attributable to accretion of the discount associated with the $396.75 million 1.75% convertible debenture. Interest expense for years 2013 and 2012 was $23.0 million and $10.9 million, respectively. The increase was attributable to higher average face value of debt outstanding throughout the year.
Total income tax benefit - The Company recorded an income tax benefit of $93.7 million in 2013, compared to an income tax benefit of $4.0 million in 2012. The increase in the income tax benefit resulted from impairment charges recognized during 2013 to reduce the carrying values of the Company's Altar mineral property in Argentina and its Marathon properties in Canada. The Altar impairment charge was $290.4 million ($226.5 million, after-tax) and the Marathon impairment charge was $171.4 million, ($123.6 million, after-tax). The difference between the benefits described above primarily represents provision for income taxes in the US.
Foreign currency transaction gain – The Company recorded a foreign currency transaction gain of $18.2 million in 2013, compared to a gain of $15.2 million in 2012. About $19.2 million and $14.9 million of the 2013 and 2012 gain, respectively, related to the remeasurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd.
Other comprehensive income gain / (loss), net of tax – The Company recorded a gain in other comprehensive income of $0.1 million in 2013 compared to $0.9 million in 2012. The 2013 and 2012 activity in each case represented net unrealized gains or losses on investments.
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
Revenues – The Company’s total revenues, including proceeds from the sale of by-products, totaled $800.2 million in 2012, a decrease of 11.7% compared to revenues of $906.0 million in 2011. This substantial year-on-year decrease in total revenues reflects much lower PGM prices in 2012 as compared to 2011, as well as lower mine sales volumes in 2012.
Revenues from the Mine Production segment totaled $455.4 million in 2012 (including $30.6 million from by-products), a decrease of 13.7% compared to $528.0 million in 2011 (of which $36.0 million was from by-products). Palladium and platinum ounces sold from mine production were 500,400 in 2012, compared to 516,200 ounces in 2011. The combined average realization on these palladium and platinum sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $849 per ounce in 2012 and $953 per ounce in 2011.

Revenues from the PGM Recycling segment reflected a decrease of 8.5% during 2012, to $344.8 million from $376.8 million in 2011. PGM Recycling ounces sold during 2012 totaled 336,500 ounces, an increase of 9.9% compared to the 306,200 ounces sold in 2011. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $1,018 per ounce in 2012 from $1,218 per ounce in 2011. In addition to purchased recycling material, the Company toll processed 98,800 ounces of PGMs during 2012, a decrease from 171,600 tolled ounces in 2011. Overall, recycling volumes processed during 2012 totaled 445,200 ounces of PGMs, a decrease of 8.5% from the 486,700 ounces processed in 2011, as weaker PGM prices in 2012 slowed the volume of recycled catalytic converters available in the market.
In addition to mine and recycled metal sales, the Company makes open market purchases of PGMs from time to time for resale to third-parties. During 2012 the Company did not incur any open market purchases but in 2011 it recognized other revenue of $1.1 million for metal purchased in the open market.
Costs of Metals Sold – Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $623.9 million in 2012, compared to $629.3 million in 2011, a negligible decrease of 0.9%. Overall, recycling cost of metals sold decreased to $334.9 million in 2012 from $358.6 million in 2011. The average acquisition cost of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) decreased to $946 per ounce in 2012 from $1,127 per ounce in 2011, reflecting lower PGM prices in 2012 in response to reduced demand from the automotive and investment sectors. The cost of metals sold from mine production totaled $288.9 million in 2012, compared to $269.6 million in the prior year, an increase of 7.2%.
During 2012, the Company’s mining operations produced 513,700 ounces of PGMs, including 395,900 ounces of palladium and 117,800 ounces of platinum. This represents an immaterial decrease of 0.8% from 2011, when the Company’s mining operations produced 517,900 ounces of PGMs, including 398,900 ounces of palladium and 119,000 ounces of platinum. The Stillwater Mine produced 377,400 ounces of PGMs in 2012, compared with 386,900 ounces of PGMs in 2011, a decrease of 2.5%. The East Boulder Mine produced 136,300 ounces of PGMs in 2012, an increase of 4.0% compared with the 131,100 ounces of PGMs produced there in 2011.
Depletion, depreciation and amortization – Depletion, depreciation and amortization expense was $58.0 million in 2012, compared to $62.4 million in 2011. The decrease in expense in 2012 was partially due to slightly lower mine production, as well as greater capitalization of mine support costs associated with the Blitz and Graham Creek developments.
Marketing – The Company maintained its market development efforts for palladium during 2012. The Company spent $11.2 million in support of marketing programs during 2012, a slight decrease from $11.8 million in 2011.
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
Interest income and expense – Interest income decreased to $2.3 million in 2012 from $3.6 million in 2011, reflecting lower interest rates and decreased financing income on recycling balances in 2012. Interest expense for the year ended December 31, 2012 was $10.9 million, compared to $6.5 million in 2011 due largely to higher debt balances outstanding.
Foreign currency transaction gain – The Company recorded a foreign currency transaction gain of $15.2 million in 2012, compared to a gain of $3.2 million in 2011. About $15.4 million and $3.0 million of the 2012 and 2011 gain, respectively, related to the remeasurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gain reflects the high inflation rate in Argentina as the obligation is remeasured from Argentine pesos into U.S. dollars.
Other comprehensive income (loss), net of tax – The Company recorded a gain in other comprehensive income of $0.9 million in 2012 compared to a loss of $0.1 million in 2011. The 2012 and 2011 activity in each case represented net unrealized gains or losses on investments.

LIQUIDITY AND CAPITAL RESOURCES
For 2013, net cash provided by operating activities was $149.4 million compared to $103.9 million and $219.7 million for 2012 and 2011, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production.
At December 31, 2013, and 2012, the Company’s available balance of cash and cash equivalents and highly-liquid investments (excluding restricted cash) was $496.0 million and $641.7 million, respectively, and it reported $310.7 million of debt outstanding at December 31, 2013, and $461.1 million of debt outstanding at December 31, 2012. Available cash and cash equivalents at December 31, 2013, and 2012, was $286.7 million and $379.7 million, respectively. Of the Company's year end 2013 available cash balance, $24.3 million was dedicated to the Marathon project (and other related Canadian properties) and is unavailable for other corporate purposes.
In addition to available cash and highly-liquid securities, the Company also has access to a $125 million asset-backed revolving credit facility. The amount available to be drawn under this facility is restricted by a contractual borrowing base computation. To date this line has been utilized only to collateralize irrevocable letters of credit. Cash drawings under this credit line bear interest at a spread over LIBOR; the spread varies according to a matrix depending on the amount of utilization under the line. Letters of credit and the unused facility balance bear interest at specified fixed rates. As of December 31, 2013, the Company's remaining availability under the borrowing base was approximately $75.6 million.
The Company, at interest rate levels prevailing at December 31, 2013, will be required to fund approximately $9.6 million in total interest payments during 2014 related to its outstanding debt obligations. The Company's $2.2 million of outstanding 1.875% senior convertible debentures are redeemable at par at the discretion of the holders on March 15, 2018. The Company expects all of these outstanding debentures to be redeemed at that time.
The Company's financial performance is affected by changes in PGM prices. Absent separate hedging arrangements, a ten-dollar change in the price of platinum would affect annual cash generated from mining operations by about $1.0 million, and a corresponding change in the price of palladium would affect annual cash generation from mining operations by about $4.0 million. The sensitivity of the recycling business to changes in palladium and platinum prices is more muted and varies according to the provisions in the various recycling agreements. In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin.
Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 52,250 ounces per year, would reduce cash flow from operations by an estimated $42 million per year at the price and cost levels prevailing at December 31, 2013.
Net cash used in investing activities was $79.1 million, $324.8 million and $129.6 million in 2013, 2012 and 2011, respectively. The Company’s investing activities primarily represent capital outlay and net sales and purchases of short-term investments. Capital expenditures totaled $129.0 million, $112.1 million and $101.9 million in 2013, 2012 and 2011, respectively. The Company also expended $166.4 million (along with 12.03 million shares of Company common stock with a fair value upon issuance of $96.5 million) in 2011 to acquire equity interests in exploration companies and properties. No such acquisitions were made in 2013 or 2012.
Net cash used in financing activities equaled $163.3 million and $0.4 million in 2013 and 2011, respectively. The expenditure in 2013 was to redeem $164.3 million of the 1.875% convertible debentures. Financing activities provided $491.5 million in 2012. This amount included approximately $384.1 million related to the net proceeds of the issue of the 1.75% convertible debentures and approximately $93.8 million related to the sale of a 25% interest in the Marathon project.
1.875% CONVERTIBLE DEBENTURES
On March 15, 2013, holders of $164.3 million of the 1.875% debentures exercised their option to require the Company to repurchase their outstanding 1.875% debentures. Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to repurchase all or a portion of their 1.875% debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company has the option to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at its discretion. This outstanding balance of $2.2 million is reported as a long-term debt obligation as of December 31, 2013. For further information regarding the Company's 1.875% convertible debentures, please see Footnote 14, Debt and Capital Lease Obligations in the Company's 2013 Year-end Consolidated Financial Statements included in this document.

1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Holders of these convertible debentures have the right to redeem them at face value plus accrued and unpaid interest, to, but excluding, the relevant repurchase date on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.
The 1.75% debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The discounted debt balance outstanding associated with these debentures at December 31, 2013, was $274.0 million, which is net of unamortized discount of $122.8 million. For further information regarding these 1.75% convertible debentures, please see Footnote 14, Debt and Capital Lease Obligations in the Company's 2013 Year-end Consolidated Financial Statements included in this document.
ASSET-BACKED REVOLVING CREDIT FACILITY
The Company has access to a $125.0 million asset-backed revolving credit facility. Maximum permitted borrowings under this working capital facility at any time are determined by a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Borrowings are secured by the Company's accounts receivable, metals inventories and other accounts. The facility includes a $60.0 million letter of credit sub-facility, of which approximately $17.5 million was utilized at December 31, 2013. Outstanding letters of credit under this facility accrue interest at a rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. At December 31, 2013, the Company’s remaining availability under the borrowing base was approximately $75.6 million. For further information regarding this facility, please see Footnote 14, Debt and Capital Lease Obligations in the Company's 2013 Year-end Consolidated Financial Statements included in this document.
CAPITAL LEASE OBLIGATIONS
In June 2012, the Company entered into a four-year capital lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz development adjacent to the Stillwater Mine. Lease payments are due quarterly in advance. As of December 31, 2013, the outstanding balance under the capital lease was $4.6 million. For further information regarding this lease, please see Footnote 14, Debt and Capital Lease Obligations in the Company's 2013 Year-end Consolidated Financial Statements included in this document.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual future cash obligations and other commercial commitments and regulatory commitments, including related interest payments, as of December 31, 2013:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$2,245	$—	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase obligation	89	85	81	—	—	—	255
Operating lease obligations	474	217	146	130	—	—	967
Capital lease obligations	1,958	2,066	580	—	—	—	4,604
Asset retirement obligations	—	—	—	—	—	164,742	164,742
Payments of interest (1)	9,596	9,487	9,394	9,385	9,364	10,543	57,769
Other liabilities (2)	14,459	5,677	—	—	—	—	20,136
Total	$26,576	$17,532	$10,201	$9,515	$11,609	$602,035	$677,468

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

(2) Amounts included in other liabilities that are anticipated to be paid in 2014 and 2015 include property taxes and severance taxes.

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
Expenditures incurred to sustain existing production and access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling / laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.
The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate for each relevant geological area within a mine is based upon un-amortized capitalized mine development costs and the related ore reserves associated with that area. Capital development expenditures are added to the un-amortized capitalized mine development costs as the related development assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves could have a material effect on the expected period of benefit, resulting in a potentially significant change in the amortization rate and / or the valuations of related assets. The Company's proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company's estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depletion, depreciation and amortization.
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
Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and / or the Company's operating performance could have a material effect on the Company's determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets, resulting in potential additional impairment charges.
The Company assesses, at least quarterly, whether there has been any event or change in circumstances that might indicate that the carrying value of capitalized mining costs and related property, plant and equipment, if any, may not be recoverable out of expected future cash flows and estimated salvage value.
STANDBY COSTS AND ABANDONMENT
Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.
FOREIGN CURRENCY TRANSACTION
With the acquisitions in 2010 and 2011 of certain Canadian and South American assets, the Company now regularly incurs capital and operating expenditures denominated in a foreign currency. The Company has determined that the functional currency for its subsidiaries is the U.S. dollar and therefore reflects all assets, liabilities and expenditures in U.S. dollars for accounting purposes. The Company uses a monthly average exchange rate for converting minor foreign currency expenditures into U.S. dollars, and uses the actual exchange rate incurred in accounting for larger transactions. For balance sheet purposes, monetary assets and liabilities in foreign currencies are recorded based on the exchange rate at the end of the respective period. Any net accounting difference that results from exchange rate differences is recorded as a foreign exchange gain or loss for the relevant period on the Company's Consolidated Statements of Comprehensive (Loss) Income.
INCOME TAXES
With the acquisitions in 2010 and 2011 of Canadian and South American assets, the Company now is subject to federal and provincial income taxes on its Canadian activities and federal income taxes on its South American activities as well as being subject to U.S. state and federal income taxes.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2013, and 2012, for the portion of the Company's net deferred tax assets and certain credits for which it is “more likely than not” that they will not be realized.

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
The Company reviewed its asset retirement assumptions at December 31, 2013, and 2012, and determined no corresponding adjustment was required at December 31, 2013, and 2012. See "Note 17 - Asset Retirement Obligation” to the Company’s 2013 audited consolidated financial statements for further information.
DERIVATIVE INSTRUMENTS
The Company from time to time may enter into derivative financial instruments, including fixed forward sales, cashless put and call option collars and financially settled forward sales to manage the effect of changes in the prices of palladium and platinum on the Company's revenue. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. In the future the Company may also enter into foreign currency hedges to stabilize costs incurred in foreign currencies. The Company at times has entered into financially settled forwards related to its PGM Recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See "Note 6 - Derivative Instruments” to the Company’s 2013 audited consolidated financial statements for further information.
ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
COMMODITY PRICE RISK
The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and through third-parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company has entered into supply agreements with suppliers and customers, from time to time has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices.
In its PGM recycling activities, the Company customarily enters into fixed forward sales, and from time to time in the past has entered into financially settled forward sales transactions to mitigate pricing exposure. Under these fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal purchases and normal sales.

Financially settled forward sales, which the Company uses only rarely, provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of December 31, 2013, and 2012, the Company was not party to any financially settled forward agreements.
In the past, the Company occasionally has entered into financially settled forwards related to its PGM Recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.
INTEREST RATE RISK AND INVESTMENT RISK
At December 31, 2013, all of the Company's outstanding long-term debt was subject to fixed rates of interest. Interest income received from the Company's recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's asset-backed revolving credit facility carry a fixed contractual rate of interest, although any cash drawings against the facility would be subject to a floating interest rate. There were no such drawings outstanding as of December 31, 2013, and 2012.
The Company's convertible debentures and industrial revenue bonds do not contain financial covenants. The Company's asset-backed revolving credit facility includes a single fixed charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings under the asset-backed revolving credit facility at December 31, 2013, the Company is not constrained by conventional financial covenants at this time. Following the issuance of the $396.75 million 1.75% convertible debentures during the fourth quarter of 2012, the Company has increased its level of indebtedness, which could affect the Company's ability to repay the principal of and interest on the notes and put pressure on its creditworthiness in general.
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
FOREIGN CURRENCY RISK
With the acquisition of the Marathon assets in Canada in 2010, the Company gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition in 2011 created further exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associated support costs, should the Company's foreign commitments expand in the future, the exposure would become more material. The Company does not generally hedge this exposure at present, but may consider doing so in the future if the scale of its foreign operations grows.
The Company is exposed to a significant inflation rate in its holdings of Argentine pesos. During 2013, the Company recorded a foreign currency transaction gain of $19.2 million on deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred taxes will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company does not generally hedge this exposure at present, but may consider doing so in the future if the scale of its foreign operations grows.

ITEM 8
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:

We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Billings, Montana
March 3, 2014

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)
Year ended December 31,	2013	2012	2011
REVENUES
Mine Production	$478,918	$455,426	$528,007
PGM Recycling	560,588	344,818	376,820
Other	—	—	1,142
Total revenues	1,039,506	800,244	905,969
COSTS AND EXPENSES
Costs of metals sold
Mine Production	313,963	288,922	269,573
PGM Recycling	527,384	334,949	358,566
Other	—	—	1,141
Total costs of metals sold (excludes depletion, depreciation and amortization)	841,347	623,871	629,280
Depletion, depreciation and amortization
Mine Production	58,201	56,960	61,312
PGM Recycling	1,116	1,055	1,066
Total depletion, depreciation and amortization	59,317	58,015	62,378
Total costs of revenues	900,664	681,886	691,658
Loss on inventory purchases	—	590	600
Loss on trade receivables	632	—	—
Loss/(Gain) on disposal of property, plant and equipment	68	448	(128)
Research and development	237	1,159	2,238
Loss on long-term investments	1,894	2,562	—
Impairment of non-producing mineral properties and property, plant and equipment	461,755	—	—
Abandonment of non-producing property	—	2,835	—
Marketing	4,355	11,170	11,810
Exploration	11,169	15,010	2,513
Proxy contest expense	4,307	—	—
Accelerated equity based compensation expense	9,063	—	—
General and administrative	41,985	40,948	42,072
Total costs and expenses	1,436,129	756,608	750,763
OPERATING (LOSS) INCOME	(396,623)	43,636	155,206
OTHER INCOME (EXPENSE)
Other	1,173	181	68
Interest income	4,481	2,325	3,574
Interest expense	(22,957)	(10,920)	(6,548)
Foreign currency transaction gain, net	18,200	15,155	3,230
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(395,726)	50,377	155,530
Income tax benefit (provision)	93,653	4,039	(11,235)
NET (LOSS) INCOME	$(302,073)	$54,416	$144,295
Net (loss) income attributable to noncontrolling interest	(31,867)	(629)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(270,206)	$55,045	$144,295
Other comprehensive (loss) income, net of tax
Net unrealized gains/(losses) on investments available-for-sale	105	862	(109)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(270,101)	$55,907	$144,186
Comprehensive (loss) income attributable to noncontrolling interest	(31,867)	(629)	—
TOTAL COMPREHENSIVE (LOSS) INCOME	$(301,968)	$55,278	$144,186
Weighted average common shares outstanding
Basic	118,607	116,162	105,846
Diluted	118,607	131,441	113,946
Basic (loss) earnings per share attributable to common stockholders	$(2.28)	$0.47	$1.36
Diluted (loss) earnings per share attributable to common stockholders	$(2.28)	$0.46	$1.30
See accompanying notes to consolidated financial statements

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
December 31,	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$286,687	$379,680
Investments, at fair market value	209,338	261,983
Inventories	158,650	153,208
Trade receivables	8,988	9,953
Deferred income taxes	21,547	21,304
Prepaids	3,912	5,020
Other current assets	14,757	21,714
Total current assets	703,879	852,862
Mineral properties	159,252	576,359
Mine development, net	346,346	322,866
Property, plant and equipment, net	124,731	122,677
Deferred debt issuance costs	7,945	9,609
Other noncurrent assets	4,527	6,390
Total assets	$1,346,680	$1,890,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,088	$28,623
Accrued compensation and benefits	30,646	31,369
Property, production and franchise taxes payable	14,495	13,722
Current portion of long-term debt and capital lease obligations	2,035	168,432
Income taxes payable	4,416	—
Other current liabilities	5,368	4,702
Total current liabilities	89,048	246,848
Long-term debt and capital lease obligations	308,667	292,685
Deferred income taxes	79,159	199,802
Accrued workers compensation	6,031	5,815
Asset retirement obligation	8,654	7,965
Other noncurrent liabilities	7,262	5,068
Total liabilities	498,821	758,183
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 119,466,449 and 116,951,081 shares issued and outstanding	1,195	1,170
Paid-in capital	1,076,200	1,058,978
Accumulated (deficit) earnings	(249,436)	20,770
Accumulated other comprehensive income (loss)	6	(99)
Total stockholders’ equity	827,965	1,080,819
Noncontrolling interest	19,894	51,761
Total equity	847,859	1,132,580
Total liabilities and equity	$1,346,680	$1,890,763
See accompanying notes to consolidated financial statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(302,073)	$54,416	$144,295
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	59,317	58,015	62,378
Loss on inventory purchases	—	590	600
Loss on trade receivables	632	—	—
Loss on disposal of property, plant and equipment	68	448	(128)
Impairment of non-producing mineral properties and property, plant and equipment	461,755	—	—
Loss on long-term investments	1,894	2,562	—
Amortization/accretion on investment premium/discount	3,079	900	359
Deferred taxes	(108,543)	(3,937)	—
Foreign currency transaction gain, net	(18,200)	(15,155)	(3,230)
Abandonment of non-producing property	—	2,835	—
Accretion of asset retirement obligation	689	634	584
Amortization of debt issuance costs	1,664	1,495	988
Accretion of convertible debenture debt discount	15,783	3,097	—
Accelerated equity based compensation expense	9,063	—	—
Share based compensation and other benefits	15,242	16,369	12,358
Non-cash capitalized interest	(2,878)	—	—
Changes in operating assets and liabilities:
Inventories	(4,252)	(19,958)	(34,143)
Trade receivables	333	(3,765)	1,192
Prepaids	1,108	39	(2,312)
Accrued compensation and benefits	(723)	3,575	2,822
Accounts payable	3,187	(1,772)	4,012
Property, production and franchise taxes payable	2,006	(970)	4,338
Income taxes payable	4,416	(1,235)	1,235
Workers compensation	216	(241)	(1,099)
Restricted cash	—	25,035	13,000
Excess tax benefit from share-based compensation	(2,756)	(7,737)	—
Other operating assets	6,790	(2,250)	10,704
Other operating liabilities	1,616	(9,096)	1,730
NET CASH PROVIDED BY OPERATING ACTIVITIES	149,433	103,894	219,683
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(129,029)	(112,071)	(101,940)
Purchase of Peregrine Metals Ltd. assets	—	—	(166,361)
Purchase of long-term investment	—	—	(616)
Proceeds from disposal of property, plant and equipment	218	222	277
Purchases of investments	(151,567)	(280,273)	(106,417)
Proceeds from maturities of investments	201,255	67,314	245,464
NET CASH USED IN INVESTING ACTIVITIES	(79,123)	(324,808)	(129,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest, net of transaction costs	—	93,821	—
Excess tax benefit from stock-based compensation	2,756	7,737	—
Issuance of long-term debt	—	403,926	—
Payments on debt and capital lease obligations	(166,187)	(1,394)	—
Payments for debt issuance costs	—	(12,637)	(1,143)
Issuance of common stock	128	44	787
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(163,303)	491,497	(356)
CASH AND CASH EQUIVALENTS
Net (decrease) increase	(92,993)	270,583	89,734
Balance at beginning of period	379,680	109,097	19,363
BALANCE AT END OF PERIOD	$286,687	$379,680	$109,097
See accompanying notes to consolidated financial statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2010	101,882	$1,019	$761,475	$(178,570)	$(852)	$—	$583,072
Net income	—	—	—	144,295	—	—	144,295
Change in fair market value of securities	—	—	—	—	(109)	—	(109)
Common stock issued under employee benefit plans	371	4	5,618	—	—	—	5,622
Stock option expense	—	—	231	—	—	—	231
Common stock issued under stock plans	52	—	787	—	—	—	787
Common stock issued under Directors’ deferral plan	7	—	81	—	—	—	81
Nonvested shares of common stock granted to officers and employees	686	7	—	—	—	—	7
Common stock issued for acquisition of Benton Resources Corp. Property	348	4	6,915	—	—	—	6,919
Common stock issued for acquisition of Peregrine Metals Ltd. assets	12,030	120	96,532	—	—	—	96,652
Amortization of unearned nonvested stock	—	—	6,453	—	—	—	6,453
Forfeiture of nonvested stock	—	—	(42)	—	—	—	(42)
BALANCE AT DECEMBER 31, 2011	115,376	$1,154	$878,050	$(34,275)	$(961)	$—	$843,968
Net income	—	—	—	55,045	—	(629)	54,416
Change in fair market value of securities	—	—	—	—	862	—	862
Common stock issued under employee benefit plans	749	8	7,890	—	—	—	7,898
Income tax benefit on share-based compensation	—		7,737	—	—	—	7,737
Stock option expense	—	—	97	—	—	—	97
Common stock issued under stock plans	74	1	43	—	—	—	44
Common stock issued under Directors’ deferral plan	12	—	76	—	—	—	76
Nonvested shares of common stock granted to officers and employees	740	7	47	—	—	—	54
Equity component of 1.75% Convertible debenture	—	—	137,173	—	—	—	137,173
Noncontrolling interest	—	—	41,431	—	—	52,390	93,821
Valuation allowance	—	—	35,799	—	—	—	35,799
Deferred taxes on 1.75% Convertible debentures	—	—	(57,526)	—	—	—	(57,526)
Amortization of unearned nonvested stock	—	—	8,341	—	—	—	8,341
Forfeiture of nonvested stock	—	—	(180)	—	—	—	(180)
BALANCE AT DECEMBER 31, 2012	116,951	$1,170	$1,058,978	$20,770	$(99)	$51,761	$1,132,580
Net loss	—	—	—	(270,206)	—	(31,867)	(302,073)
Change in fair market value of investments	—	—	—	—	105	—	105
Common stock issued under employee benefit plans	873	8	10,256	—	—	—	10,264
Income tax benefit on share-based compensation	—	—	2,756	—	—	—	2,756
Stock option expense	—	—	41	—	—	—	41
Common stock issued under stock plans	25	—	128	—	—	—	128
Common stock issued under deferral plans	53	—	315	—	—	—	315
Nonvested shares of common stock granted to officers and employees	1,751	18	(18)	—	—	—	—
Canceled shares in excess of plan limit	(187)	(1)	1	—	—	—	—
Valuation allowance	—	—	(9,942)	—	—	—	(9,942)
Amortization of unearned nonvested stock	—	—	13,687	—	—	—	13,687
Forfeiture of nonvested stock	—	—	(2)	—	—	—	(2)
BALANCE AT DECEMBER 31, 2013	119,466	$1,195	$1,076,200	$(249,436)	$6	$19,894	$847,859
See accompanying notes to consolidated financial statements

STILLWATER MINING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
NATURE OF OPERATIONS
Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, smelting, and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south-central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The Company is also engaged in expanding its mining operations on the J-M Reef, and holds the Marathon PGM-copper property adjacent to Lake Superior in northern Ontario, Canada and the Altar copper-gold property in the province of San Juan, Argentina.
The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine south of Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade the mined production into a concentrated form. The Company operates a smelter and base metal refinery at Columbus, Montana which further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is shipped to third-party refiners for final refining before the contained PGMs are sold to third-parties.
The Company has three expansion developments along the J-M Reef. The first of these, known as Blitz, will develop underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef. The second development, known as Graham Creek, is now well advanced, expanding to the west in areas adjacent to the existing operations at the East Boulder Mine. The third internal expansion effort, the Lower Far West development, is located within the Stillwater Mine and is utilizing available manpower and resources to accelerate development of an underground mining area located about three miles west of the mineshaft and below the existing Upper West operations.
Besides processing mine concentrates, the Company also recycles spent catalyst material acquired from third-parties at the smelter and base metal refinery to recover the contained PGMs – palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts within the same process stream as the mined production. The Company both purchases recycling materials for its own account and processes them on behalf of others for a fee.
The Company’s operations can be significantly affected by risks and uncertainties associated with the mining and recycling industry as well as those specifically related to its operations. One of the most significant risks and uncertainties the Company faces is price volatility of palladium and platinum.
Additional risks and uncertainties include but are not limited to the following: economic and political events affecting supply and demand for these metals, mineral reserve estimations, environmental restrictions and obligations, governmental regulations, ownership of and access to mineral reserves, stable workforce and increased surety requirements.
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

RESTRICTED CASH
Restricted cash consists of cash equivalents that have been posted as collateral in support of the Company's reclamation liabilities on outstanding letters of credit or other obligations. In the case of collateral for outstanding letters of credit, the restrictions on the balances lapse upon expiration of the letters of credit, which have terms of one year or less. Restricted cash is recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets as the Company anticipates renewing the letters of credit (associated with reclamation obligations) upon expiration. Restricted cash covering other obligations is in the form of Certificates of Deposit which the Company also plans to renew upon expiration.
INVESTMENTS
Investment securities at December 31, 2013, and 2012, consist of mutual funds, federal agency notes and commercial paper with stated maturities less than three years. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment and recorded as a component of other income. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
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
INVENTORIES
Mined inventories are carried at the lower of current realizable value or average cost taking into consideration the Company’s long-term sales agreements and average unit costs. Production costs include the cost of direct labor and materials, depletion, depreciation and amortization, and overhead costs relating to mining and processing activities. The value of recycled inventories is determined based on the acquisition cost of the recycled material and includes all inventoriable processing costs, including direct labor, direct materials, depreciation and third-party refining costs which relate to the processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.
RECEIVABLES
Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of any required allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company has written down $0.6 million of the receivable balance at December 31, 2013, due to the uncertainty of ultimate payment. The Company determined that no allowance against its receivable balance at December 31, 2013 and 2012 was necessary.
MINERAL PROPERTIES AND MINE DEVELOPMENT
Costs of acquiring mineral properties and mineral rights are capitalized as incurred. Prior to acquiring such mineral properties or mineral rights, the Company makes a preliminary evaluation to determine that the mineral property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a mineral property’s potential is variable and is determined by many factors including its location relative to existing infrastructure, the mineral property’s stage of development, geological controls and relevant metal prices. When it has been determined that proven and probable ore reserves have been established in compliance with the Securities and Exchange Commission's Industry Guide 7, and a determination has been made to proceed toward commercial development, mining development costs incurred to develop the mineral property are capitalized. Mining exploration costs are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on the quantities of recoverable metal. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the mineral property has no future economic value. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

Capitalized mine development costs are expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using the units-of-production method. The Company utilizes Industry Guide 7 compliant total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period.
The Company calculates amortization of capitalized mine development costs in any vicinity by applying an amortization rate to the relevant current production. The amortization rates are each based upon a ratio of unamortized capitalized mine development costs to the related ore reserves. Capital development expenditures are added to the unamortized capitalized mine development costs and amortization rates updated as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are determined based on management assumptions. Any significant changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and / or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depletion, depreciation and amortization.
Expenditures incurred to sustain existing production and directly access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from the primary haulage levels (footwall laterals), stope material re-handling / laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.
PROPERTY, PLANT AND EQUIPMENT
Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from one to fifteen years or, for capital leases, the term of the related leases, if shorter. Maintenance and repairs are charged to cost of revenues as incurred.
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
Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and / or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in potential additional impairment charges.

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
REVENUE RECOGNITION
Revenue is comprised of Mine Production revenue, PGM Recycling revenue and other sales revenue. Mine Production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with long-term sales agreements. Mine Production revenue also consists of the sales of by-products (rhodium, gold, silver, copper and nickel) extracted by mining operations. PGM Recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any unrealized and realized hedging gains or losses. PGM recycling revenue also includes revenue from toll processing. Other sales revenue consists of sales of PGMs that were acquired on the open market for resale.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectability is probable. Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company instructs a third-party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third-party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the Company arranging for shipment of metal from the third-party refinery to the purchaser. In these cases, revenue is recognized at the point when title passes contractually to the purchaser. Sales discounts are recognized when the related revenue is recorded. The Company classifies any sales discounts as a reduction in revenue.
NONCONTROLLING INTEREST
Noncontrolling interest relates to the sale of a 25% ownership interest in Stillwater Canada Inc during 2012. Noncontrolling interest is classified in the Company's Consolidated Statements of Comprehensive (Loss) Income as part of consolidated net income (loss) and the accumulated amount of noncontrolling interest in the Company's Consolidated Balance Sheets as a component of equity.
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
In assessing the realizability of U.S. and foreign deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2013, and 2012, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.
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
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income in 2013, 2012 and 2011 consisted of unrealized gains and losses related to available-for-sale marketable securities.

DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.
ADVERTISING COSTS
Advertising (marketing) costs are expensed as incurred. Advertising expenses were approximately $4.4 million, $10.8 million, and $11.3 million in 2013, 2012 and 2011, respectively.
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
During the fourth quarter of 2013, the Company updated its estimates for useful lives of its machinery and equipment; buildings and structural components assets in order to better match the Company's depreciation expense with the periods these assets are expected to generate revenue based on planned and historical operations. The new estimated useful lives were established based on historical replacement data and internal usage data. The Company accounted for this useful life update as a changes in accounting estimate as of December 1, 2013, in accordance with the guidance of ASC Topic 250, Accounting Changes and Error Correction, thereby impacting the quarter in which the change occurred and future quarters. The effect of this change on depreciation was a decrease of $0.5 million for the fourth quarter and year ended December 31, 2013.
FOREIGN CURRENCY TRANSACTIONS
The functional currency of the Company’s Canadian and South American subsidiaries is the U.S. dollar. Gains or losses resulting from transactions denominated in Canadian and South American currencies are included in Foreign currency transaction gain, net in the Company's Consolidated Statements of Comprehensive (Loss) Income.
RECLASSIFICATION
Prior year amount previously disclosed as restricted cash has been consolidated into other noncurrent assets to conform to the current year presentation on the Company's consolidated balance sheets. Prior year total amount previously disclosed as mineral properties and mine development, net has been separated into two separate components: mineral properties, and mine development, net to conform to the current year presentation on the Company's consolidated balance sheets. Prior year amount previously disclosed as other has been separated into changes in other assets and changes in other liabilities to conform to current year presentation on the Company's consolidated statements of cash flows.
NOTE 3
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third-party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. By-products of precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2013, 2012 and 2011, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $27.1 million, $30.6 million and $36.0 million, respectively.
The Company currently has a one-year market-based platinum supply agreement in place with Tiffany & Co., valid through the end of 2014; at present all other Company sales of mined PGMs are either in the spot market or under mutually agreed short-term extensions of prior supply agreements. The Company is reassessing its marketing strategy in light of increasing demand for PGMs sourced from jurisdictions with secure and stable operating environments. Until this reassessment is completed, the Company believes it should have no difficulty selling PGMs month to month on a spot basis.
PGM RECYCLING

The Company purchases spent catalyst materials from third-parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for resale. It also accepts recycled material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories on the Company's Consolidated Balance Sheets. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the advance is made until the outturn date of the inventory. The Company recorded write-downs of advances on these recycling inventory purchases of $0.6 million in both 2012 and 2011.
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
OTHER
The Company makes other open market purchases of PGMs from time to time for resale to third-parties. During 2013 and 2012, the Company did not incur any open market purchases but recognized revenue of $1.1 million on PGMs purchased in the open market and re-sold for the year ended December 31, 2011.
NOTE 4
ASSET IMPAIRMENT
The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable.

The Company identified certain events and changes in circumstances that occurred during the third quarter of 2013. Continuing uncertainty in the legal and business climate in Argentina, announcements of reduced investment or the placement on care and maintenance of certain projects in the vicinity of the Company’s Altar mineral property, significant changes in the global mining industry and on-going technical reviews within the Company were all considered in the Company’s assessment. Considering these events individually, and in the aggregate, the Company concluded that a "triggering event" had occurred during the 2013 third quarter requiring it to assess whether its investment in the Altar mineral property was impaired. These adverse changes required the Company to assess whether it could generate cash flows sufficient to recover its investment in the Altar mineral property utilizing scenarios under current consideration by the Company on an undiscounted basis. Based on these scenarios for the Altar mineral property, which have been evolving pursuant to the technical reviews described above, the Company determined that the probability-weighted undiscounted future cash flows from the Altar mineral property were more likely than not, not sufficient to recover the carrying value at September 30, 2013. Having made such determination, the Company undertook an assessment of the fair market value of the property which included examining recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. The Company recorded an impairment at September 30, 2013 of $290.4 million (before-tax) in the carrying value of the Altar mineral property in Argentina reducing the carrying value to its estimated fair market value of $102.0 million. There was no change to the carrying value of the Altar property at December 31, 2013.
In conjunction with information arising from the ongoing Marathon feasibility study, the Company concluded in the fourth quarter of 2013 that unfavorable economics identified in the study constituted a "triggering event" that required determining if the carrying value of the Marathon project is impaired at December 31, 2013. The Company looked at the various potential outcomes of the current work at Marathon and the respective undiscounted cash flows. The result indicated that the current carrying value of Marathon exceeds the expected undiscounted cash flows. As a result, the Company initiated a process, with assistance from a qualified third-party consulting firm, to determine the fair value of Marathon. After considering appropriate comparable transactions that provide an indication of fair value, the Company has written down the carrying value of its Marathon assets at December 31, 2013, from $228.6 million to $57.2 million, with a corresponding $171.4 million charge (before-tax), (mineral properties and mine development of $170.5 million, and depreciable fixed assets of $0.8 million), against fourth quarter 2013 net income. Because the economics at present do not support proceeding with development, the Company no longer is reporting proven and probable ore reserves at Marathon or accounting for Marathon as a development-stage project.
NOTE 5
NONCONTROLLING INTEREST
In March 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI) which owns the Marathon PGM-copper project and related properties, for approximately $81.25 million in cash and contributed an additional $13.6 million to satisfy Mitsubishi's portion of the venture's initial cash call. Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties. Mitsubishi will have an option to purchase up to 100% of Marathon's future PGM production under a related supply agreement at a relatively small discount to market. The transaction closed in April 2012. The change in the parent company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $19.9 million as of December 31, 2013. The noncontrolling interest balance as of December 31, 2013, reflects Mitsubishi's share of the impairment loss taken on the carrying value of the Marathon assets. The noncontrolling interest portion of the impairment loss was $42.3 million (before-tax).

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
COMMODITY DERIVATIVES
The Company customarily enters into fixed forward contracts and on occasion enters into financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also has entered into these types of contracts on portions of its mine production. Under these fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company has typically used financially settled forward contracts with third-parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
MINE PRODUCTION
At present, the Company has not entered into derivative instruments to hedge its mined production.
PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalysts materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal purchases and normal sales.
All of the fixed forward sales contracts open at December 31, 2013, will settle at various periods through May 2014. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of December 31, 2013, and 2012, no margin deposits were outstanding or due.
On occasion, the Company has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the years ended December 31, 2013, and 2012. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive (Loss) Income.
The following is a summary of the Company’s commodity derivatives as of December 31, 2013:

PGM Recycling:	Platinum		Palladium		Rhodium
Fixed Forward Contracts
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
First Quarter 2014	26,997	$1,409	46,043	$728	7,277	$951
Second Quarter 2014	1,761	$1,356	1,696	$721	988	$899

NOTE 7
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and began to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under three separate plans: the 1994 Incentive Plan (amended by the 1998 Incentive Plan), the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 16.4 million shares of common stock were authorized under the Plans, including approximately 5.0 million, 5.2 million, 1.4 million and 4.8 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 5.0 million shares were available and reserved for grant under the 2012 Equity Incentive Plan as of December 31, 2013.
The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and restricted stock units vest in equal annual installments over a three year period after date of grant. Options expire ten years after the date of grant. Certain of the Company's equity incentive plans and award agreements contain "change in control" provisions which provide that, among other "triggering events", a "change in control" occurs if following the election of new directors to the Board of Directors, a majority of the members of the Board of Directors are not considered "incumbent directors."
On May 7, 2013, the Company announced the election of four new directors to the Company's Board of Directors. The election resulted in four incumbent directors being retained on the board and four new directors being elected to the board. This four / four split constituted a "change in control" event under the 2004 and 2012 Equity Plans. As a result of this change in control, all unvested stock options and unvested restricted stock units that had previously been granted under the 2004 and 2012 Equity Plans (excluding those unrestricted stock units granted under the 2004 Equity Plan to individuals eligible for the Company's 409A deferral plans) became fully vested, effective May 7, 2013.
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

NONVESTED SHARES
Nonvested share activity during 2013, 2012 and 2011, is detailed in the following table:

Year ended December 31,	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at December 31, 2010	1,563,886	$7.51
Granted	369,417	22.49
Vested	(429,425)	15.10
Forfeited	(1,267)	18.78
Nonvested shares at December 31, 2011	1,502,611	$10.95
Granted	653,712	13.12
Vested	(927,228)	7.98
Forfeited	(79,762)	13.80
Nonvested shares at December 31, 2012	1,149,333	$14.38
Granted	544,122	13.64
Vested (1)	(1,661,783)	14.19
Forfeited	(615)	13.99
Nonvested shares at December 31, 2013	31,057	$11.55
(1) Pursuant to the terms of the Company's Equity Plans, the change in control that occurred in the second quarter of 2013 resulted in all outstanding nonvested shares granted under those Equity Plans immediately becoming fully vested.
Compensation expense for the year ended December 31, 2013, totaled $13.7 million, of which $4.6 million is included in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income and $9.1 million (non-cash charge) resulting from the triggering of the change in control provisions under the 2004 and 2012 Equity Incentive Plans is recorded as Accelerated equity based compensation expense in the Company's Consolidated Statements of Comprehensive (Loss) Income. Compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income related to grants of nonvested shares for years ended 2012 and 2011 was $8.2 million and $6.4 million, respectively.
Total compensation expense related to nonvested shares at December 31, 2013, is currently expected to be approximately $119,100, $119,400 and $106,400 for the years 2014, 2015 and 2016, respectively.
DEFERRAL PLANS
The Company's Non-Employee Directors’ Deferral Plan, allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (Company common stock or cash). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred stock amount. Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $64,200, $83,400 and $69,150 in 2013, 2012 and 2011, respectively. The Company match was made in Company common stock. There were no cash deferrals related to the Non-Employee Directors’ Deferral Plan in 2013 and 2012.
The Company's Nonqualified Deferred Compensation Plan, allows certain key personnel of the Company to defer up to 60% of their salaries; up to 100% of other cash compensation and up to 100% of their restricted stock units upon vesting in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (Company common stock or cash). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 8% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was $203,000, $342,000 and $248,800 in 2013, 2012 and 2011, respectively.

STOCK OPTIONS
Historically, the Company recognized compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined using a Black-Scholes option pricing model. As discussed above, the change in control that occurred in the second quarter of 2013 resulted in all outstanding, unvested stock options granted under the 2004 and 2012 Equity Plans becoming fully vested. Unless vesting is accelerated due to a change in control or other event, the Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. However, because of the accelerated vesting of all outstanding stock options in the second quarter of 2013, the Company was required to recognize the remaining expense of such vesting immediately.
Because all outstanding, unvested stock options vested in the second quarter of 2013, there was no compensation expense associated with stock option grants recorded in the second half of 2013. Compensation expense related to the fair value of stock options for the periods ended December 31, 2013, and 2012 was $41,400 and $96,870, respectively. The compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income.
The Company received approximately $0.1 million, less than $0.1 million and $0.8 million in cash from the exercise of stock options in 2013, 2012 and 2011, respectively.
The fair value for options granted in 2011 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2011
Weighted average expected lives (years)	3.5
Interest rate	0.8%
Volatility	67%
Dividend yield	—

Stock option activity for the years ended December 31, 2013, 2012 and 2011, is summarized as follows (excluding the effect of nonvested shares):

Year Ended December 31,	Shares	Weighted Average Exercise Price	Weighted- Average Grant- Date Fair Value
Options outstanding at December 31, 2010	595,939	$20.54
Options exercisable at December 31, 2010	530,724	21.32
2011 Activity
Options granted	103,479	6.87	$5.14
Options exercised	(52,131)	15.10
Options canceled/forfeited	(155,175)	33.25
Options outstanding at December 31, 2011	492,112	$14.23
Options exercisable at December 31, 2011	454,966	14.06
2012 Activity
Options granted	—	—
Options exercised	(16,552)	2.61
Options canceled/forfeited	(233,041)	18.86
Options outstanding at December 31, 2012	242,519	$10.57
Options exercisable at December 31, 2012	224,933	10.08
2013 Activity
Options granted	—	—
Options exercised	(25,471)	5.02
Options canceled/forfeited	(17,757)	6.07
Options outstanding at December 31, 2013	199,291	$11.68
Options exercisable at December 31, 2013	199,291	11.68
The total intrinsic value of stock options exercised during each of the years ended December 31, 2013, and 2012 was $0.2 million and for the year ended December 31, 2011, the total intrinsic value of stock options exercised was $0.4 million. At December 31, 2013, the total intrinsic value was $0.5 million for both stock options outstanding and exercisable. The Company issued 96,154 replacement options to Peregrine Metals Ltd. optionholders upon closing the acquisition of Peregrine Metals Ltd. in the fourth quarter of 2011. These replacement options were included as part of the total consideration paid.
The following table summarizes information for outstanding and exercisable options as of December 31, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.96 - $ 4.66	1,292	4.8	$4.30	1,292	$4.30
$ 4.67 - $ 9.33	80,039	2.1	$6.92	80,039	$6.92
$ 9.34 - $13.99	42,159	3.8	$12.04	42,159	$12.04
$14.00 - $18.65	53,151	1.8	$15.10	53,151	$15.10
$18.66 - $23.31	21,050	6.5	$19.95	21,050	$19.95
$23.32 - $24.55	1,600	7.1	$24.41	1,600	$24.41
	199,291	2.9	$11.68	199,291	$11.68

A summary of the status of the Company’s nonvested stock options as of December 31, 2013, and changes during the year then ended, is presented below:

Nonvested Options	Options	Weighted- Average Grant- Date Fair Value
Nonvested options at January 1, 2013	17,586	$8.19
Options vested (1)	(17,586)	8.19
Nonvested options at December 31, 2013	—
(1) Pursuant to the terms of the Company's Equity Plans, the change in control that occurred in the second quarter of 2013 resulted in all outstanding nonvested shares granted under those Equity Plans immediately becoming fully vested.
EMPLOYEE BENEFIT PLANS
The Company has two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of their eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 8% of the employee’s compensation. Matching contributions are made with common stock of the Company. During 2013, 2012 and 2011, the Company issued approximately 0.9 million, 0.7 million and 0.4 million shares of common stock, respectively, with a market value on the respective grant dates of $10.3 million, $7.9 million and $5.6 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2013, 2012 and 2011.

NOTE 8
INCOME TAXES
The components of the Company’s deferred income tax liabilities (assets) are comprised of the following temporary differences and carryforwards at December 31, 2013, and 2012.

December 31, (In thousands)	2013	2012
Mine development and mineral interests-US	$105,366	$112,867
Mine development and mineral interests-Canada	(1,234)	49,758
Mineral interests-South America	27,333	111,961
Long-term debt	49,936	56,281
Total deferred tax liabilities	$181,401	$330,867
Noncurrent liabilities	(9,928)	(12,644)
Property and equipment	(18,502)	(14,214)
Current liabilities	(20,696)	(20,243)
Long-term investments	(3,108)	(2,372)
Inventory	(1,972)	(1,061)
AMT credit and other carryforwards	(17,021)	(5,989)
Exploration	(5,391)	(4,815)
Net operating loss and other carryforwards	(67,856)	(109,556)
Total deferred tax assets	$(144,474)	$(170,894)
Valuation allowance	20,685	18,525
Net deferred tax assets	(123,789)	(152,369)
Net deferred tax liabilities	$57,612	$178,498
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2013 and 2012 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, and certain tax credits. The NOLs and other carryforwards for 2013 above represent $56.1 million from U.S. operations and $11.8 million from foreign operations. The NOLs for 2012 above represent $99.3 million from U.S. operations and $10.3 million from foreign operations.
Reconciliation of the income tax provision at the applicable statutory income tax rates to the effective rate is as follows:

Year ended December 31, (In thousands)	2013	2012	2011
(Loss) income before income taxes	$(395,726)	$50,377	$155,530
Income tax (benefit) provision at statutory rates	(138,504)	18,302	53,648
State income tax expense, net of federal benefit	3,995	4,173	6,898
Percentage depletion	(8,786)	(4,985)	(37,163)
Foreign currency transaction gain, net	31,605	(5,304)	(1,131)
NOL utilization adjustment	—	(4,277)	—
Compensation related adjustment	359	2,026	1,700
Change in valuation allowance	5,595	(14,514)	(13,937)
Return-to-provision	1,097	—	—
Foreign rate differential	8,895	—	—
Other	2,091	540	1,220
Net income tax (benefit) provision	$(93,653)	$(4,039)	$11,235

At December 31, 2013, the Company had approximately $195.5 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2019 through 2028. Usage of $100.5 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of $95.0 million of these net operating losses is limited to approximately $77.7 million annually, exclusive of any net realized built-in gains, as a result of the exit of Norilsk Nickel in 2010. The Company had $15.7 million of alternative minimum tax credit carryforwards which will not expire and $1.2 million in general business credits expiring during 2031 to 2033. The Company had approximately $2.9 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also had $44.8 million of foreign net operating loss carryforwards, the expiration of which varies by foreign jurisdiction.
Cash payments for state income taxes were made in 2013 in the amount of $0.1 million related to the tax year 2012 and no state payments were made in 2012 or 2011. A U.S. federal extension tax payment in the amount of $5.2 million was made in 2013, which is related to 2012. A U.S. federal extension tax payment in the amount of $4.8 million was made in 2012, which was related to 2011. The Company had a net tax receivable of $0.6 million relating to current and prior year anticipated U.S. and state tax filings. The deferred foreign tax expense is a non-cash expense related to the Argentina impairment.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive (Loss) Income. The interest and penalties accrued at December 31, 2013, and 2012, were $2.1 million and less than $0.1 million, respectively. There was no interest or penalties of this nature for the year ended December 31, 2011. The Company has included expense of $1.4 million and $0.2 million for unrecognized tax benefit for the years ended December 31, 2013, and 2012, respectively. The tax years subject to examination by the taxing authorities are the years ending December 31, 2012, 2011 and 2010. Although, net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized.
The income tax (benefit) provision is comprised of the following:

Year ended December 31, (In thousands)	2013	2012	2011
Current
Federal	$9,740	$1,721	$11,235
State	5,152	200	—
Current income tax	$14,892	$1,921	$11,235
Deferred
Federal	5,278	—	—
State	252	—	—
Foreign	(114,075)	(5,960)	—
Deferred income tax benefit	(108,545)	(5,960)	—
Income tax (benefit) provision	$(93,653)	$(4,039)	$11,235
The components of (loss) income before income tax benefit (provision) by tax jurisdiction for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In millions)	2013	2012	2011
United States	$61,671	$60,166	$157,215
Foreign	(457,397)	(9,789)	(1,685)
(Loss) income before income tax benefit (provision)	$(395,726)	$50,377	$155,530
NOTE 9
COMPREHENSIVE GAIN/(LOSS)
Comprehensive gain/(loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of December 31, 2013, 2012 and 2011, such items consisted of unrealized gains / losses on available-for-sale marketable securities.

The following summary sets forth the changes in Accumulated other comprehensive income (loss) during 2013, 2012 and 2011:

(In thousands)	Available-for-Sale Securities
Balance at December 31, 2010	$(852)
Change in value	(109)
Comprehensive loss	$(109)
Balance at December 31, 2011	$(961)
Change in value	862
Comprehensive gain	$862
Balance at December 31, 2012	$(99)
Change in value	105
Comprehensive gain	$105
Balance at December 31, 2013	$6
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
The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company purchases the majority of catalyst material processed by the PGM Recycling segment from third-party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
The Canadian Properties segment consists of the Marathon PGM assets (which consist primarily of the Marathon project mineral property) and the Coldwell Complex exploration mineral properties. The Marathon project mineral property is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Coldwell Complex exploration mineral properties are located adjacent to the Marathon property. As of December 31, 2013, the Company is no longer reporting proven and probable ore reserves at Marathon or accounting for Marathon as a development-stage project. The Company will cease to capitalize future project expenditures incurred in connection with Marathon. See "Note 4 - Asset Impairment" for more information.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar project, a copper-gold resource, located in the San Juan province of Argentina. The Altar project is currently in the exploration stage. Financial information for this segment consists of total asset values, general and administrative costs and exploration costs. In the third quarter of 2013, the Company took an impairment charge of $290.4 million on the Peregrine properties. See "Note 4 - Asset Impairment" for more information.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions and, historically, marketing expenditures related to promoting palladium.
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2013
Revenues	$478,918	$560,588	$—	$—	$—	$1,039,506
Depletion, depreciation and amortization	$58,201	$1,116	$—	$—	$—	$59,317
General and administrative expenses	$—	$—	$1,112	$2,549	$38,324	$41,985
Interest income	$—	$3,375	$20	$184	$902	$4,481
Interest expense	$—	$—	$—	$—	$22,957	$22,957
Income (loss) before impairment charge and income taxes	$106,122	$35,463	$(4,255)	$8,845	$(80,146)	$66,029
Impairment charge	$—	$—	$171,338	$290,417	$—	$461,755
Income (loss) after impairment charge, before income taxes	$106,122	$35,463	$(175,593)	$(281,572)	$(80,146)	$(395,726)
Capital expenditures	$108,527	$330	$12,380	$101	$7,691	$129,029
Total assets	$553,153	$80,555	$83,800	$109,960	$519,212	$1,346,680

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2012
Revenues	$455,426	$344,818	$—	$—	$—	$800,244
Depletion, depreciation and amortization	$56,960	$1,055	$—	$—	$—	$58,015
General and administrative expenses	$—	$—	$3,785	$3,334	$33,829	$40,948
Interest income	$—	$2,293	$29	$208	$(205)	$2,325
Interest expense	$—	$—	$12	$—	$10,908	$10,920
Income (loss) before income taxes	$109,255	$10,452	$(7,344)	$(2,254)	$(59,732)	$50,377
Capital expenditures	$96,307	$353	$8,319	$18	$7,074	$112,071
Total assets	$470,251	$92,899	$258,918	$412,836	$655,859	$1,890,763

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2011
Revenues	$528,007	$376,820	$—	$—	$1,142	$905,969
Depletion, depreciation and amortization	$61,312	$1,066	$—	$—	$—	$62,378
General and administrative expenses	$—	$—	$2,511	$2,163	$37,398	$42,072
Interest income	$—	$2,228	$—	$66	$1,280	$3,574
Interest expense	$—	$—	$—	$—	$6,548	$6,548
Income (loss) before income taxes	$197,250	$18,816	$(2,576)	$(2,097)	$(55,863)	$155,530
Capital expenditures	$88,056	$243	$13,470	$63	$108	$101,940
Total assets	$416,740	$70,901	$196,706	$440,942	$202,035	$1,327,324

NOTE 11
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net (loss) income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income as of January 1, 2013. The amounts reclassified out of Other comprehensive income (loss) during the periods ended December 31, 2013, and 2012 were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2013
Federal agency notes	$97,509	$76	$—	$97,585
Commercial paper	112,063	10	(320)	111,753
Mutual funds	359	245	—	604
Total	$209,931	$331	$(320)	$209,942
2012
Federal agency notes	$124,682	$37	$(4)	$124,715
Commercial paper	137,661	3	(396)	137,268
Mutual funds	1,556	261	—	1,817
Total	$263,899	$301	$(400)	$263,800
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.
The maturities of available-for-sale securities at December 31, 2013, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$48,359	$48,401
Due after one year through three years	49,150	49,184
Total	$97,509	$97,585

Commercial paper
Due in one year or less	$92,142	$91,871
Due after one year through three years	19,921	19,882
Total	$112,063	$111,753
The Company has long-term investments in several Canadian junior exploration companies, recorded on the balance sheet at cost. The Company determined that its long-term investments were other than temporarily impaired and recorded a loss of $1.9 million and $2.6 million for the years ended December 31, 2013, and 2012, respectively. At December 31, 2013, these long-term investments totaled $1.0 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 12
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary during 2013 and 2012.
The costs of mined PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depletion, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
The costs of recycled PGM inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials, depreciation and third-party refining costs which relate to the processing activities incurred as of such date.
Inventories reflected in the accompanying balance sheets at December 31, consisted of the following:

(In thousands)	2013	2012
Metals inventory
Raw ore	$4,638	$3,505
Concentrate and in-process	67,251	51,498
Finished goods	60,100	74,942
	$131,989	$129,945
Materials and supplies	26,661	23,263
Total inventory	$158,650	$153,208
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers until the tolled material is transported to a third-party refiner.
NOTE 13
EARNINGS PER COMMON SHARE
Basic (loss) earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. For the purposes of calculating earnings per share attributable to common stockholders, reported consolidated net (loss) income attributable to common stockholders was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the income (loss) attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.
Outstanding options to purchase 45,269 weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders in 2013 because the Company reported a net loss and therefore the effect would have been antidilutive. Outstanding options to purchase 121,569 and 273,965 weighted shares of common stock were excluded from the computation of diluted earnings per share attributable to common stockholders for 2012 and 2011, respectively, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive.
The was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2013 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 762,060 and 957,604 shares in 2012 and 2011, respectively.

Reconciliations showing the computation of basic and diluted shares and the related impact on income for the years ended December 31, 2012 and 2011 are shown in the following table:

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$55,045	116,162	$0.47	$144,295	105,846	$1.36
Effect of Dilutive Securities
Stock options	—	58		—	60
Nonvested shares	—	762		—	958
1.875% Convertible debentures, net of tax	2,355	7,082		3,651	7,082
1.75% Convertible debentures, net of tax	2,774	7,377		—	—
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$60,174	131,441	$0.46	$147,946	113,946	$1.30
NOTE 14
DEBT AND CAPITAL LEASE OBLIGATIONS
1.875% CONVERTIBLE DEBENTURES
In March 2008, the Company issued and sold $181.5 million of 1.875% aggregate principal amount senior unsecured convertible debentures due March 15, 2028, with interest payable semiannually. Each $1,000 principal amount of 1.875% debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share.
In October 2009, the Company exchanged $15.0 million face amount of the 1.875% debentures for 1.84 million shares of the Company’s common stock, leaving $166.5 million face value of the debentures outstanding at December 31, 2009. In March 2013, the holders of $164.3 million of the 1.875% debentures exercised their option to require the Company to redeem their debentures at face value. Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective as of March 22, 2013, the Company has the right at its discretion to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance of $2.2 million is reported as a long-term debt obligation as of December 31, 2013.
Amortization expense related to the issuance costs of the 1.875% debentures was $0.2 million for the year ended December 31, 2013, and $0.9 million for the years ended December 31, 2012 and 2011. Interest expense on the 1.875% debentures was $0.3 million for the year ended December 31, 2013, and $3.1 million for the years ended December 31, 2012 and 2011. The Company made cash payments of $1.6 million for interest on the 1.875% debentures for the year ended December 31, 2013, and $3.1 million for the years ended December 31, 2012 and 2011.

1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Each $1,000 principal amount of these 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (also subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to redeem their 1.75% debentures at face value plus accrued and unpaid interest on October 15, of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.
The 1.75% debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded in equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering of the 1.75% debentures and the debt portion is being amortized ratably over seven years. Net proceeds of $384.3 million from the offering were used in part to retire $164.3 million of the Company's 1.875% convertible debentures upon their redemption in March 2013 with the remainder being used for general corporate purposes.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding for the year ended December 31, 2013, was $274.0 million, which is net of unamortized discount of $122.8 million.
Amortization of debt issuance costs related to the issuance of the 1.75% debentures was $1.1 million and $0.2 million for the periods ended December 31, 2013, and 2012, respectively. Interest expense related to the 1.75% debentures was $18.3 million and $4.5 million for the periods ended December 31, 2013, and 2012, respectively. The Company made $6.9 million in interest payments on the 1.75% debentures during the period ended December 31, 2013. The Company made no cash payments for the period ended December 31, 2012.
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. Net discounted proceeds from the offering were $28.7 million, yielding an effective interest rate of 8.57%. The balance outstanding for the years ending December 31, 2013, and 2012 was $29.6 million, which is net of unamortized discount of $0.4 million. The outstanding balance for the year ended December 31, 2011 was $29.5 million net of unamortized discount of $0.5 million. The Company made cash payments of $2.4 million for interest on the revenue bonds for the years ended December 31, 2013, 2012 and 2011.
ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement, incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded the maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the agreement state that the borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. The facility also includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on the committed but unutilized balance under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. The asset-backed revolving credit agreement contains a “change in control” provision which if triggered would constitute an event of default under the credit agreement. On July 1, 2013, following the Company's 2013 election of directors that resulted in a change of control event, the Company was issued a waiver by the four banks that have provide commitments under the facility.

The Company recognized approximately $1.1 million and $1.0 million in fees associated with the asset-backed revolving credit facility for the years ended December 31, 2013, and 2012, respectively. Amortization expense related to the issuance costs of the credit agreement for the years ended December 31, 2013, and 2012 was approximately $0.3 million. As of December 31, 2013, there was no drawn balance under this revolving credit facility, and approximately $17.5 million in undrawn irrevocable letters of credit have been issued under this facility as collateral for sureties.
CAPITAL LEASE OBLIGATIONS
The Company is party to a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $2.2 million on its capital lease obligations for the year ended December 31, 2013. These cash payments included interest of $0.3 million. As of December 31, 2013, the outstanding principal balance under the capital lease was $4.6 million.
The following is a schedule by year of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

Year ended December 31, 2013 (In thousands)
2014	$2,168
2015	2,168
2016	590
Total minimum lease payments	$4,926
Less interest at rates ranging from 5.21% to 5.46% (before-tax)	322
Net minimum lease payments	$4,604
Less current portion	1,958
Total long-term capital lease obligation	$2,646
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the periods ended December 31, 2013, and 2012, the Company capitalized interest of $4.8 million and $0.9 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.

NOTE 15
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development at December 31, 2013, and 2012, consisted of the following:

(In thousands)	2013	2012
Mineral Properties:
Montana, United States of America
Stillwater Mine	1,950	—
Ontario, Canada
Marathon properties	$50,915	$184,278
Coldwell Complex property	4,417	14,056
San Juan, Argentina
Altar property	101,970	392,387
Mine Development:
Montana, United States of America
Stillwater Mine	532,480	464,882
East Boulder Mine	179,263	155,878
Ontario, Canada
Marathon	—	13,721
	870,995	1,225,202
Less accumulated depletion and amortization	(365,397)	(325,977)
Total mineral properties and mine development	$505,598	$899,225
The Company acquired the assets of Peregrine Metals Ltd., a Canadian exploration company, in October 2011 for $166.4 million in cash (net of cash acquired) and approximately 12.03 million Stillwater common shares with a fair value of $96.5 million on the date of acquisition. During the year ended December 31, 2012, the Company recorded adjustments to the purchase price of its foreign mineral interests to reflect final tax bases and rates applicable to the properties. An impairment charge of $290.4 million (before-tax) was taken on the Altar mineral property in the third quarter of 2013, reflecting an estimated fair market value of $102.0 million. An impairment charge of $170.5 million (before-tax) was taken on the Marathon mineral properties and related mine development in the fourth quarter of 2013, reflecting an estimated fair market value of $55.3 million. See "Note 4 - Asset Impairment" for further information.

NOTE 16
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, consisted of the following:

(In thousands)	2013	2012
Machinery and equipment	$138,351	$107,957
Buildings and structural components	160,076	145,347
Land	8,592	8,418
Construction-in-progress:
Stillwater Mine	5,818	18,515
East Boulder Mine	1,057	888
Marathon	402	238
Processing facilities and other	5,841	11,247
	$320,137	$292,610
Less accumulated depreciation	(195,406)	(169,933)
Total property, plant, and equipment	$124,731	$122,677

An impairment charge of $0.8 million (before-tax) was taken on the Marathon property, plant and equipment in the fourth quarter of 2013 reflecting an estimated fair market value of $1.9 million. See "Note 4 - Asset Impairment" for further information.
The Company’s capital outlay for the years ended December 31, was as follows:

(In thousands)	2013	2012	2011
Stillwater Mine	$83,548	$86,541	$69,168
East Boulder Mine	24,979	10,443	18,888
Marathon project	12,380	8,319	13,470
Altar project	101	18	63
Other	8,021	7,427	351
Total capital outlay	$129,029	$112,748	$101,940
Acquired by capital lease transactions	—	(677)	—
Total cash paid	$129,029	$112,071	$101,940

NOTE 17
ASSET RETIREMENT OBLIGATION
The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2013, 2012 and 2011:

(In thousands)	Stillwater Mine	East Boulder Mine	Total
Balance at December 31, 2010	$6,253	$494	$6,747
Accretion expense	541	43	584
Balance at December 31, 2011	$6,794	$537	$7,331
Accretion expense	587	47	634
Balance at December 31, 2012	$7,381	$584	$7,965
Accretion expense	639	50	689
Balance at December 31, 2013	$8,020	$634	$8,654
No adjustments were made to the asset retirement obligations in 2013, 2012 and 2011. The Company estimates the mine life of the Stillwater Mine and the East Boulder Mine to the year 2032 and 2080, respectively.
At December 31, 2013, the Company had posted surety bonds with the State of Montana in the amount of $33.3 million to satisfy the current financial guarantee requirements determined by the regulatory agencies. The final updated environmental impact statement (EIS) was completed during the second quarter of 2012 and the Company is expecting the review process to extend through the first quarter of 2014 and anticipates these financial guarantee requirements may increase.
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

•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013, and 2012 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$604	$604	$—	$—
Investments
Federal agency notes	$97,585	$—	$97,585	$—
Commercial paper	$111,753	$—	$111,753	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
Mutual funds	$1,817	$1,817	$—	$—
Investments
Federal agency notes	$124,715	$—	$124,715	$—
Commercial paper	$137,268	$—	$137,268	$—
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
Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013, and 2012 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Marathon mineral properties and property, plant and equipment	$57,272	$—	$—	$57,272
1.875 % Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$308,574	$—	$308,574	$—
Exempt facility industrial revenue bonds	$30,050	$—	$—	$30,050
Long-term investments	$1,021	$1,021	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$166,292	$—	$166,292	$—
1.75% Convertible debentures	$302,466	$—	$302,466	$—
Exempt facility industrial revenue bonds	$29,968	$—	$—	$29,968
Long-term investments	$2,922	$2,922	$—	$—
The carrying value of the Company’s Marathon mineral properties in northern Ontario, Canada at December 31, 2013, was $228.6 million. An impairment charge of $171.4 million (before-tax) was taken on the Marathon mineral properties and property, plant and equipment in the fourth quarter of 2013 reflecting an estimated fair market value of $57.2 million. The impairment charge was included in earnings for the period.
The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30.0 million, 8% Series 2000 exempt facility industrial revenue bonds at December 31, 2013 and 2012. The Company used its current trading data to determine the fair value of each of its convertible debentures, the outstanding 1.875% convertible debentures and the outstanding 1.75% convertible debentures at December 31, 2013 and 2012.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2013, and 2012 is based on market prices which are readily available. The fair market value of the Marathon mineral properties as of December 31, 2013, is based on comparable transactions for similar development stage mineral properties and market multiples for similar projects. The fair market value of the Company's Altar mineral property was remeasured at the end of the third quarter of 2013 based on Level 3 inputs such as comparable transactions for similar undeveloped mineral properties and market multiples for similar projects.
NOTE 19
RELATED PARTIES
Mitsubishi Corporation owns a 25% interest in the Company's previously wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties located in northern Ontario, Canada. The Company made PGM sales of $296.6 million and $206.4 million to Mitsubishi Corporation in 2013 and 2012, respectively.

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
OPERATING LEASES
The Company has operating leases for various mining equipment, office equipment and office space expiring at various dates through August 30, 2017. Total rental expense for cancelable and non-cancelable operating leases was $2.3 million, $2.4 million and $1.5 million in 2013, 2012 and 2011, respectively. Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Year ended (In thousands)	Minimum Lease Payment
2014	$474
2015	217
2016	146
2017	130
Total	$967
SIGNIFICANT CUSTOMERS
Total sales to significant customers as a percentage of total revenues for the years ended December 31, were as follows:

	2013(1)	2012(1)	2011(1)
Customer A	29%	26%	28%
Customer B	14%	17%	—
Customer C	14%	—	19%
Customer D	12%	18%	17%
Customer E	—	10%	—
	69%	71%	64%
(1) The “—” symbol represents less than 10% of total revenues
LABOR UNION CONTRACTS
As of December 31, 2013, the Company had approximately 60% and 19% of its active labor force covered by collective bargaining agreements expiring on June 1, 2015 and December 31, 2015, respectively.
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 21
QUARTERLY DATA (UNAUDITED)
Quarterly earnings data for the years ended December 31, 2013, and 2012 were as follows:

(In thousands, except per share data)	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$250,648	$266,491	$280,007	$242,360
Depletion, depreciation and amortization	$15,283	$14,003	$15,342	$14,689
Operating income	$19,224	$(4,292)	$(258,456)	$(153,099)
Net income (loss)	$14,304	$(5,657)	$(201,984)	$(108,736)
Comprehensive income (loss) attributable to common stockholders	$14,657	$(5,313)	$(201,276)	$(78,169)
Basic earnings (loss) per share attributable to common stockholders*	$0.12	$(0.04)	$(1.69)	$(0.65)
Diluted earnings (loss) per share attributable to common stockholders *	$0.12	$(0.04)	$(1.69)	$(0.65)
* The amounts in the table above do not equal the year-to-date amounts due to the impact of rounding.

(In thousands, except per share data)	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$203,051	$212,775	$181,044	$203,374
Depletion, depreciation and amortization	$14,672	$14,862	$14,107	$14,374
Operating income	$1,767	$13,627	$9,645	$18,597
Net income	$5,940	$18,797	$12,803	$16,876
Comprehensive income attributable to common stockholders	$6,248	$19,046	$13,497	$17,116
Basic earnings per share attributable to common stockholders	$0.05	$0.17	$0.11	$0.14
Diluted earnings per share attributable to common stockholders	$0.05	$0.17	$0.11	$0.13

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting.
In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, during the fourth quarter of 2013 management determined to revise the design and strengthen the operating effectiveness of certain of the registrant’s processes for maintaining internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as such processes affect the preparation and reporting of the registrant’s provision for income taxes. Accordingly, the registrant has engaged the services of a third-party accounting firm that specializes in preparing the provision for income taxes to strengthen and enhance the registrant's internal control structure related to the preparation and review of the provision for income taxes and related disclosure.
Except as has been described above, there has been no significant change in the registrant's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

(c)	Internal Control Over Financial Reporting.
The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013, and has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this Annual Report on Form 10-K.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company's internal control over financial reporting is effective, as of December 31, 2013.
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.

EXECUTIVE OFFICERS
Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2013.

Name	Age	Position
Michael J. McMullen	43	President and Chief Executive Officer
Gregory A. Wing	64	Vice President and Chief Financial Officer
Terrell I. Ackerman	60	Vice President of Corporate Development
Kevin G. Shiell	56	Vice President of Mining Operations
Kristen K. Koss	58	Vice President of Safety, Health and Human Resources
Brent R. Wadman	41	Vice President of Legal Affairs and Corporate Secretary
The following are brief biographies of the Company’s executive officers:
Michael J. McMullen (age 43) was appointed President and Chief Executive Officer of the Company effective December 3, 2013. On May 7, 2013, Mr. McMullen was voted to the Company’s Board of Directors where he served on the Audit Committee, the Health, Safety and Environment Committee and the Technical and Ore Reserve Committee. Prior to these appointments with the Company Mr. McMullen served as a Principal at MRI Advisory AG. and as Executive Chairman of Nevada Iron Limited. In 2007, he became Executive Chairman of Lachlan Star Limited, a post he held until January 2014 and he continues to serve as a non executive director of this company. Also, in 2007, Mr. McMullen formed Northern Iron Limited, which developed an iron ore mine in Norway and served as Managing Director from April 2007 to November 2009 and as President of Northern Iron Marketing AG until June 2010. From September 2005 to August 2007, he was a Partner and Audit Manager at RSG Global Consulting Pty Ltd, a mining consultancy firm. From September 2002 to August 2005, he was Technical Director of Tritton Resources Limited. Mr. McMullen also served as Executive Technical Director of Lafayette Mining Limited from November 1998 to September 2002 and as Exploration Manager of Spinifex Gold Ltd. (Asia), from February 1997 to November 1998. He currently serves on the Board of Directors for the following: Lachlan Star Limited, Nevada Iron Limited and New Chris Minerals Limited. Mr. McMullen holds a Bachelor of Science degree in Geology from Newcastle University in New South Wales and pursued graduate studies in Mineral Economics at Western Australian School of Mines.
Gregory A. Wing (age 64) has been Vice President and Chief Financial Officer of the Company since March 22, 2004. Previously, Mr. Wing served as the Vice President of Finance and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing earned a Bachelor of Arts in Physics and an M.B.A. in Accounting and Finance, from the University of California at Berkeley.
Terrell I. Ackerman (age 60) is currently Vice President of Corporate Development. Mr. Ackerman served as the interim Chief Executive Officer for the Company during the second half of 2013. In his current role, Mr. Ackerman is responsible for the Company's international exploration and development projects. Prior to this appointment in August 2011, Mr. Ackerman served as the Vice President, General Manager of East Boulder Operations. He was Vice President of Planning & Processing Operations from March 2002 to November 2008. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was Vice President and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman earned a Bachelor of Science degree in Mine Engineering from the University of Idaho, College of Mines.
Kevin G. Shiell (age 56) is currently Vice President of Mining Operations. Mr. Shiell was appointed as a Vice President of the Company in May of 2010. Mr. Shiell has 35 years of underground mining experience. Prior to his current appointment, he served as General Manager of the Stillwater Mine and Operations. During 2006 to 2008, he was General Manager at the East Boulder Mine. Prior to joining Stillwater, Mr. Shiell was Mine Superintendent with Dynatec Corporation. He was with Addwest Minerals as Mine Superintendent and Manager of Operations. From 1979 to 1995, Mr. Shiell was with Hecla Mining Company where he held various positions including miner, supervisor, trainer, and planner, as well as mine and safety foreman. And from 1978 to 1979, he was with Day Mines and United Nuclear Homestake operations. Mr. Shiell is a member of the Northwest Mining Association.

Kristen K. Koss (age 58) is currently Vice President of Safety, Health and Human Resources, effective August 4, 2010. In January of 2008, Ms. Koss was promoted to the position of Corporate Safety Director. Since joining the Company in 1995, Ms. Koss has managed the Human Resources Departments at both mine sites, in addition to establishing a Central Recruiting function in Columbus to meet the hiring needs of the organization. Ms. Koss has over 25 years of experience in Human Resources and Benefits. During her career she has served on numerous committees, including the Montana Hard Rock Mining Impact Board and the National Mining Association Safety and Health Committee. Prior to joining Stillwater, Ms. Koss held various positions in Human Resources at Marathon Electric Manufacturing Corporation and Interstate Warehousing.
Brent R. Wadman (age 41) is currently the Vice President of Legal Affairs and Corporate Secretary, effective August 6, 2013. Mr. Wadman joined the Company in November 2010. Prior to joining the Company, he served as Senior Counsel at Combat Support Associates, a U.S. defense contractor in Kuwait City, Kuwait, and Deputy General Counsel at infoGroup Inc., a publicly traded, direct marketing company. Mr. Wadman has more than 15 years of broad legal experience. He currently supervises SEC compliance, international transactions, and corporate governance functions. Earlier in his career he worked as a trial attorney. Mr. Wadman received his Bachelor of Arts degree in Anthropology from the University of North Carolina and a Juris Doctorate from the University of Tulsa.
For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.
AUDIT COMMITTEE FINANCIAL EXPERT
Federal regulations and New York Stock Exchange (NYSE) listing requirements, require the board to determine if a member of its audit committee is an “audit committee financial expert”. According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged) in preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has designated Michael S. Parrett as an audit committee financial expert. Mr. Parrett meets the independence standards for audit committee members under the NYSE Listed Company and SEC rules.
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
CORPORATE GOVERNANCE
The Company’s corporate governance principles, corporate governance and nominating committee charter, compensation committee charter and audit committee charter can be accessed via the Company’s internet website at www.stillwatermining.com.
NYSE CEO CERTIFICATION
Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 20, 2013, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2013, which information is incorporated herein by reference.

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

4.01	Form of 1.875% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated March 14, 2008).

4.02
First Supplemental Indenture between Stillwater Mining Company and Law Debenture Trust Company of New York dated October 17, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on October 17, 2012).

4.03	Form of 1.75% Convertible Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on October 17, 2012).

3.1
Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2
Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2013, and incorporated herein by reference).

10.1	Credit Agreement by and among Wells Fargo Capital Finance, LLC, and Stillwater Mining Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 29, 2011).

10.2
First Amendment Agreement between Stillwater Mining Company and Wells Fargo Capital Finance LLC, dated January 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 18, 2012).

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

10.22
Amended and Restated Refining Agreement between Stillwater Mining Company and Chemicals Catalyst and Refining Division of Johnson Matthey Inc. dated October 1, 2010 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed on February 22, 2011).

10.24
Employment Agreement between Gregory A. Wing and Stillwater Mining Company, dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 15, 2004).

10.25
Executive Employment Agreement between Michael J. McMullen and Stillwater Mining Company, dated as of December 3, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2013).

10.26
Side letter to the Executive Employment Agreement between Michael J. McMullen and Stillwater Mining Company, dated as of December 3, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2013).

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

10.47
Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated March 14, 2008).

10.49
Amended and Restated Secondary Materials Processing Agreement, dated as of June 7, 2005, among Stillwater Mining Company and Power Mount Incorporated, (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, dated December 9, 2008) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.52
Palladium Sales Agreement between Stillwater Mining Company and General Motors LLC, dated January 1, 2011 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed on February 22, 2011).

10.53
Amendment to Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated November 3, 2010 (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K filed on February 22, 2011).

10.55
Amendment to Employment Agreement between Gregory A. Wing and Stillwater Mining Company, dated November 3, 2010 (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K filed on February 22, 2011).

10.56
Amendment to Employment Agreement between Terrell A. Ackerman and Stillwater Mining Company, dated November 3, 2010 (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-K filed on February 22, 2011).

10.57
Platinum and Palladium Purchase and Supply Agreement, made as of January 1, 2012, between Stillwater Mining Company and Ford Motor Company, (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on October 30, 2012).

10.58
Second Amendment Agreement between Stillwater Mining Company and Wells Fargo Capital Finance, LLC, dated May 29, 2012 (incorporated by reference to the Registrant's Form 8-K filed on October 12, 2012).

10.61
Second Amended and Restated Secondary Materials Processing Agreement, dated November 1, 2012, among Stillwater Mining Company and Power Mount Incorporated, (confidential portions of this agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission (incorporated by reference to Exhibit 10.61 to the Registrant's Form 10-K, dated February 27, 2013).

10.62
First Amendment to Palladium Sales Agreement between Stillwater Mining Company and General Motors LLC, dated January 1, 2011 (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.64	Second Amended and Restated Refining Agreement between Stillwater Mining Company and Chemicals Catalyst and Refining Division of Johnson Matthey Inc. dated October 1, 2013 (filed herewith).

18.1	Preferability letter from KPMG LLP dated March 30, 2005 (incorporated by reference to Exhibit 18.1 to the Registrant's Form 10-K filed on March 31, 2005).

18.2	Preferability letter from KPMG LLP dated May 5, 2010 (incorporated by reference to Exhibit 18.1 to the Registrant’s Form 10-Q filed on May 5, 2010).

21.1	List of Subsidiaries pursuant to Item 601(b)(21)(ii) of Regulation S-K (filed herewith).

Number	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc., (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

32.1	Section 1350 Certification (filed herewith).

32.2	Section 1350 Certification (filed herewith).

95.0	Mine Safety Disclosures

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated:	March 3, 2014	By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McMullen	President, Chief Executive Officer and Director	March 3, 2014
Michael J. McMullen	(Principal Executive Officer)

/s/ Gregory A. Wing	Vice President and Chief	March 3, 2014
Gregory A. Wing	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Brian Schweitzer	Chairman of the Board	March 3, 2014
Brian Schweitzer

/s/ George M. Bee	Director	March 3, 2014
George M. Bee

/s/ Charles R. Engles	Director	March 3, 2014
Charles R. Engles

/s/ Patrice E. Merrin	Director	March 3, 2014
Patrice E. Merrin

/s/ Michael S. Parrett	Director	March 3, 2014
Michael S. Parrett

/s/ Gary A. Sugar	Director	March 3, 2014
Gary A. Sugar