Form 10-K/A
period 2013-12-31
STILLWATER MINING CO /DE/
filed 2014-03-05
CIK 931948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐    YES  ☒    NO

At June 28, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion based on the closing sale price as reported on the New York Stock Exchange. There were 119,629,040 shares of common stock, par value $0.01 per share, outstanding on February 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”) for the purpose of filing Exhibits 10.65 and 10.66 to the Form 10-K. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to add two exhibits that were inadvertently omitted from the original filing. This Amendment is being filed solely to add Exhibit 10.65 and Exhibit 10.66. Except for the addition of Exhibits 10.65 and 10.66, this Amendment does not update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

10.65†	Third Amended and Restated Secondary Materials Processing Agreement dated effective November 1, 2013 by and between the Company and Power Mount Incorporated, a Kentucky corporation

10.66**	First Amendment to the Stillwater Mining Company 2012 Equity Incentive Plan

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

†	Filed herewith. The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated: March 5, 2014	By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer