Form 10-Q
period 2014-03-31
STILLWATER MINING CO /DE/
filed 2014-05-01
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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
At April 28, 2014, the Company had outstanding 119,800,787 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Mine Production	$125,729	$128,314
PGM Recycling	93,535	122,334
Other	235	—
Total revenues	219,499	250,648
COSTS AND EXPENSES
Costs of metals sold
Mine Production	77,992	75,753
PGM Recycling	90,706	116,862
Other	79	—
Total costs of metals sold (excludes depletion, depreciation and amortization)	168,777	192,615
Depletion, depreciation and amortization
Mine Production	14,910	15,025
PGM Recycling	241	258
Total depletion, depreciation and amortization	15,151	15,283
Total costs of revenues	183,928	207,898
Marketing	151	1,727
Exploration	1,046	5,951
Research and development	31	63
General and administrative	9,604	15,187
Loss on long-term investments	—	562
(Gain)/Loss on disposal of property, plant and equipment	(238)	36
Total costs and expenses	194,522	231,424
OPERATING INCOME	24,977	19,224
OTHER INCOME (EXPENSE)
Other	33	1,145
Interest income	825	1,200
Interest expense	(5,850)	(6,652)
Foreign currency transaction gain, net	4,179	4,237
INCOME BEFORE INCOME TAX PROVISION	24,164	19,154
Income tax provision	(5,125)	(4,850)
NET INCOME	$19,039	$14,304
Net loss attributable to noncontrolling interest	(533)	(279)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,572	$14,583
Other comprehensive (loss) income, net of tax
Net unrealized (losses)/gains on investments available-for-sale	(37)	74
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,535	$14,657
Comprehensive loss attributable to noncontrolling interest	(533)	(279)
TOTAL COMPREHENSIVE INCOME	$19,002	$14,378

Weighted average common shares outstanding
Basic	119,608	117,433
Diluted	155,754	159,695
Basic earnings per share attributable to common stockholders	$0.16	$0.12
Diluted earnings per share attributable to common stockholders	$0.15	$0.12

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$224,624	$286,687
Investments, at fair market value	249,630	209,338
Inventories	165,336	158,650
Trade receivables	28,871	8,988
Deferred income taxes	18,855	21,547
Prepaids	1,873	3,912
Other current assets	19,993	14,757
Total current assets	709,182	703,879
Mineral properties	159,252	159,252
Mine development, net	357,676	346,346
Property, plant and equipment, net	121,421	124,731
Deferred debt issuance costs	7,581	7,945
Other noncurrent assets	3,738	4,527
Total assets	$1,358,850	$1,346,680
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$21,668	$32,088
Accrued compensation and benefits	29,486	30,646
Property, production and franchise taxes payable	12,867	14,495
Current portion of long-term debt and capital lease obligations	2,062	2,035
Income taxes payable	6,099	4,416
Other current liabilities	8,967	5,368
Total current liabilities	81,149	89,048
Long-term debt and capital lease obligations	312,245	308,667
Deferred income taxes	70,099	79,159
Accrued workers compensation	5,998	6,031
Asset retirement obligation	8,835	8,654
Other noncurrent liabilities	9,960	7,262
Total liabilities	488,286	498,821
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 119,726,425 and 119,466,449 shares issued and outstanding	1,197	1,195
Paid-in capital	1,079,901	1,076,200
Accumulated deficit	(229,864)	(249,436)
Accumulated other comprehensive (loss) income	(31)	6
Total stockholders’ equity	851,203	827,965
Noncontrolling interest	19,361	19,894
Total equity	870,564	847,859
Total liabilities and equity	$1,358,850	$1,346,680
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,039	$14,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,151	15,283
(Gain)/Loss on disposal of property, plant and equipment	(238)	36
Loss on long-term investments	—	562
Amortization/accretion on investment premium/ discount	574	885
Deferred taxes	(2,131)	1,830
Foreign currency transaction gain, net	(4,179)	(4,237)
Accretion of asset retirement obligation	181	167
Amortization of debt issuance costs	364	557
Accretion of convertible debenture debt discount	4,170	3,832
Share based compensation and other benefits	3,180	4,246
Non-cash capitalized interest	(679)	(422)
Changes in operating assets and liabilities:
Inventories	(6,133)	(34,017)
Trade receivables	(19,883)	(4,350)
Prepaids	2,039	665
Accrued compensation and benefits	(1,164)	(780)
Accounts payable	(7,579)	11,567
Property, production and franchise taxes payable	1,070	1,612
Income taxes payable	1,683	669
Workers compensation	(33)	384
Other operating assets	(4,234)	1,346
Other operating liabilities	3,567	1,363
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,765	15,502
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,133)	(29,406)
Proceeds from disposal of property, plant and equipment	259	19
Purchases of investments	(76,352)	(21,996)
Proceeds from maturities of investments	35,419	24,025
NET CASH USED IN INVESTING ACTIVITIES	(66,807)	(27,358)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(557)	(164,787)
Issuance of common stock	536	56
NET CASH USED IN FINANCING ACTIVITIES	(21)	(164,731)
CASH AND CASH EQUIVALENTS
Net decrease	(62,063)	(176,587)
Balance at beginning of period	286,687	379,680
BALANCE AT END OF PERIOD	$224,624	$203,093
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2014, the results of its operations and its cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for the first three months of 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles (U. S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivatives and other financial instruments. Actual results could differ from these estimates.
The Company reclassified various items for the period ended March 31, 2013 for presentation purposes within the operating activities of the Company's, Consolidated Statements of Cash Flows.
The Company evaluates subsequent events through the date the consolidated financial statements are issued. Subsequent to the first quarter of 2014 of the Company initiated a restructuring process that impacted positions at various levels within the organization. As a result, it is estimated that restructuring costs of approximately $4.3 million (before tax) will be recognized in the second quarter of 2014.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores from its Montana operations containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from Mine Production. During the first quarters of 2014 and 2013, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $6.7 million and $7.5 million, respectively.
All Company sales of mined PGMs are either in the spot market or under mutually agreed short-term (less than one year) supply agreements.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, when no related obligations remain and collectability is probable.
PGM RECYCLING
The Company purchases spent catalyst material from third parties and processes this material in its facilities in Columbus, Montana, to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company at which time the advance is reclassified into Inventories.

Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.
At the same time the Company purchases recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company is unable to complete the processing of the recycled material by the contractual delivery date, it either covers its delivery commitments with mine production or purchases finished metal in the open market. If open market purchases are used, the Company bears the risk of any changes in the market price relative to the price stipulated in the delivery contract.
OTHER
The Company recognized revenue of approximately $0.2 million, from the liquidation of its promotional jewelry inventory. This is shown as other revenue in the Consolidated Statements of Comprehensive Income.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014(1)	2013(1)
Customer A	33%	14%
Customer B	22%	26%
Customer C	11%	—
Customer D	—	16%
Customer E	—	16%
	66%	72%
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
The Company determined there were no material events or changes in circumstances requiring the Company to test long-lived assets for impairment at March 31, 2014. However, during the third quarter of 2013, the Company recorded a $290.4 million (before-tax) impairment in the carrying value of the Altar mineral property in Argentina, reducing the carrying value to its estimated fair market value of $102.0 million. At December 31, 2013, the Company recorded a $171.4 million (before-tax) impairment in the carrying value of the Marathon assets, reducing the carrying value to their estimated fair value of $57.2 million.

NOTE 4
NONCONTROLLING INTEREST
In 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties, for approximately $81.25 million in cash and contributed an additional $13.6 million to satisfy Mitsubishi's portion of the venture's initial cash call. Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties and has agreed to cooperate and support efforts to secure project financing for Marathon. Mitsubishi will have an option to purchase up to 100% of Marathon's future PGM production under a related supply agreement at a small discount to market. The change in the parent company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $19.4 million as of March 31, 2014.
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
COMMODITY DERIVATIVES
The Company customarily enters into fixed forward contracts and on occasion enters into financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it has entered into these types of contracts on portions of its mine production. Under these fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its PGM Recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company has typically used financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
MINE PRODUCTION
At present, the Company has not entered into derivative instruments to hedge its mined production.
PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal sales.
All of the fixed forward sales contracts open at March 31, 2014 will settle at various periods through September 2014. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2014, no such margin deposits were outstanding or due.
On occasion, the Company has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were outstanding during the three-month periods ended March 31, 2014 and 2013. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive Income.

The following is a summary of the Company's commodity derivatives in place as of March 31, 2014:

PGM Recycling:
Fixed Forwards	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
Second Quarter 2014	30,523	$1,424	51,033	$743	7,018	$1,014
Third Quarter 2014	5,464	$1,449	5,965	$774	2,158	$1,075
NOTE 6
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors, and began to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under two separate plans: the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, the Company's stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 16.4 million shares of common stock were authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, 1.4 million and 4.8 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 4.4 million shares were available and reserved for grant under the 2012 Equity Incentive Plan as of March 31, 2014.
The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and time-based restricted stock units vest in equal annual installments over a three-year period after date of grant. Options expire ten years after the date of grant. Certain of the Company's equity incentive plans and award agreements contain "change in control" provisions which provide that, among other triggering events, a "change in control" occurs if following the election of new directors to the Board of Directors, a majority of the members of the Board of Directors are not considered "incumbent directors."
The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined, using a Black-Scholes option pricing model. Unless vesting is accelerated due to a change in control or other event, the Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture.
There was no compensation expense associated with stock option grants recorded for the three-month period ended March 31, 2014. All outstanding, unvested stock options vested in the second quarter of 2013, compensation expense related to the fair value of stock options during the three-month period ended March 31, 2013, was approximately $11,000. The compensation expense for prior periods was recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income. The Company received approximately $0.5 million in cash from the exercise of stock options in the three-month period ended March 31, 2014, and less than $0.1 million in the comparable period in 2013.

NONVESTED SHARES
Time-Based and Performance-Based Restricted Stock Unit Awards
The 2012 Equity Incentive Plan allows for the grant of time-based and performance-based restricted stock unit awards. A performance-based restricted stock unit award provides the participant with the right to receive a number of shares of the Company's stock depending on achievement of specific measurable performance criteria. In the period it becomes probable that the performance criteria will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed over the balance of the vesting period. In the event the Company determines it is no longer probable that it will achieve the minimum performance criteria specified in the Plan, the Company reverses all of the previously recognized compensation expense in the period such a determination is made. Time-based and performance-based awards are not entitled to any dividend equivalents with respect to the restricted stock units nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of the restricted stock units.
The following table summarizes the status of and changes in the Company’s nonvested shares during the first three months of 2014:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	31,057	$11.55
Granted	563,375	14.66
Vested	—	—
Forfeited	(200)	11.81
Nonvested shares at March 31, 2014	594,232	$14.50
As of March 31, 2014, the Company had outstanding nonvested time-based and performance-based restricted stock units of 370,820 and 223,412, respectively. Total compensation expense related to grants of nonvested shares was $0.2 million and $1.7 million in each of the three- month periods ended March 31, 2014 and 2013, respectively.
The following table presents the compensation expense of the nonvested shares outstanding at March 31, 2014 to be recognized over the remaining vesting periods:

(In millions)	Compensation Expense
Remaining 2014	$2.3
2015	2.9
2016	2.9
2017	0.3
Total	$8.4

NOTE 7
INCOME TAXES
The Company determines income taxes using the asset and liability method which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of those assets and liabilities, as well as operating loss and tax carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are recorded on a jurisdictional basis.
At March 31, 2014, the Company has approximately $125.2 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2028. Usage of $89.4 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company has $30.5 million of alternative minimum tax credit carryforwards which will not expire and $1.2 million in general business credits expiring during 2031 to 2033. The Company has approximately $2.4 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also has $56.1 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $20.1 million during 2014 to 2019 and $26.4 million during 2024 to 2034. Currently, $9.6 million of foreign net operating losses have an indefinite life.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2014 and 2013 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, capital losses, as well as certain tax credits.
The provision for income taxes for the three-month periods ended March 31, 2014 and 2013, consists of U.S. Federal income tax, state tax expense, as well as deferred tax benefit from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance. As a result of an analysis concluded during the year ended December 31, 2013, the Company determined it has tax exposure in certain states for which tax filings had not previously been made. Tax returns will be filed in such states for the tax years affected, and any unpaid taxes will be paid. This will also require the amendment of tax returns previously filed in Montana for the tax years affected. As of March 31, 2014, the tax provision impact of the unpaid tax, net of expense recorded including interest and penalties, associated with this matter is estimated at $1.8 million.
The Company recognized an income tax provision of $5.1 million and $4.9 million for the three-month periods ended March 31, 2014 and 2013, respectively.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Company's Consolidated Statements of Comprehensive Income. The interest and penalties accrued for the three-month period ended March 31, 2014 was $2.1 million. The Company made income tax payments of $1.2 million and $2.4 million in the three-month periods ended March 31, 2014 and 2013, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2013, 2012, 2011 and 2010, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized.
NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.875% CONVERTIBLE DEBENTURES
In March 2008, the Company issued and sold $181.5 million aggregate principal amount of 1.875% senior unsecured convertible debentures due March 15, 2028, with interest payable semi-annually. Each $1,000 principal amount of the 1.875% debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share.

In October 2009, the Company exchanged $15.0 million face amount of the 1.875% debentures for 1.84 million shares of the Company's common stock, leaving $166.5 million aggregate principal amount of the debentures outstanding at December 31, 2009. In March 2013, the holders of $164.3 million principal amount of the 1.875% debentures exercised their option to require the Company to redeem their 1.875% debentures at face value. Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028, upon the occurrence of certain events. Effective as of March 22, 2013, the Company had the right at its discretion to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at March 31, 2014, and December 31, 2013, is $2.2 million aggregate principal amount, reported as a long-term debt obligation.
There was no amortization expense related to the issuance costs of the 1.875% debentures for the three-month period ended March 31, 2014, and for the same period of 2013 there was approximately $0.2 million of amortization expense. The interest expense on the 1.875% debentures was approximately $10,500 and $0.7 million for the three-month periods ended March 31, 2014 and 2013, respectively. The Company made cash payments of $21,000 and $1.6 million for interest on the 1.875% debentures for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million aggregate principal amount of 1.75% senior unsecured convertible debentures due October 15, 2032 (1.75% debentures). Each $1,000 principal amount of these 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares at $16.53 per share (also subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to redeem their 1.75% debentures at face value plus accrued and unpaid interest on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to redeem the 1.75% debentures at any time on or after October 20, 2019.
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
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at March 31, 2014, and December 31, 2013, was approximately $278.2 million and $274.0 million, respectively, which is net of unamortized discount of $118.6 million and $122.8 million, respectively.
Amortization expense related to the issuance costs of the 1.75% debentures was approximately $0.3 million for the three-month periods ended March 31, 2014, and March 31, 2013, respectively. The interest expense was approximately $5.9 million and $5.6 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. The Company made no interest payments on the 1.75% debentures during the three-month periods ended March 31, 2014, and March 31, 2013.
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000 through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.0% with interest paid semi-annually. Net discounted proceeds from the offering were $28.7 million, yielding an effective rate of 8.57%. The balance outstanding at March 31, 2014, and December 31, 2013, was $29.6 million, which is net of unamortized discount of $0.4 million. The Company made no interest payments on the revenue bonds for the three-month periods ended March 31, 2014 and 2013.

ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded its maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. Borrowings under this working capital credit facility are limited to a borrowing base equal to the sum of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the credit agreement state that the borrowings will be secured by the Company's accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the facility remains available. The facility includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn under the facility increases. The Company also pays an unused capacity fee on committed but unutilized borrowing capacity available under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility.
The Company recognized $0.3 million in fees associated with the asset-backed revolving credit agreement in each of the three-month periods ended March 31, 2014 and 2013, respectively. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for each of the three-month periods ended March 31, 2014 and 2013. As of March 31, 2014, there were no outstanding borrowings under this revolving credit facility and approximately $17.5 million in undrawn irrevocable letters of credit have been issued under this facility as collateral for sureties.
CAPITAL LEASE OBLIGATIONS
The Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $0.5 million on its capital lease obligations in each of the three-month periods ended March 31, 2014 and 2013, respectively. The cash payments for each of the three-month periods ended March 31, 2014 and March 31, 2013 included interest of less than $0.1 million. As of March 31, 2014 and December 31, 2013, the outstanding balance under the capital lease was $4.1 million and $4.6 million, respectively.
The following is a schedule, by year, of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
Remaining 2014	$1,625
2015	2,168
2016	590
Total minimum lease payments	$4,383
Less interest at rates ranging from 5.21% to 5.46% (before-tax)	259
Net minimum lease payments	$4,124
Less current portion	1,984
Total long-term capital lease obligation	$2,140
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the three-month periods ended March 31, 2014 and 2013, the Company capitalized interest of $1.1 million and $0.8 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income.

NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	50,915	50,915
Coldwell Complex property	4,417	4,417
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	$549,940	$532,480
East Boulder Mine	183,697	179,263
	$892,889	$870,995
Less accumulated depletion and amortization	(375,961)	(365,397)
Total mineral properties and mine development	$516,928	$505,598
NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying balance sheets consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Machinery and equipment	$141,662	$138,351
Buildings and structural components	166,404	160,076
Land	8,592	8,592
Construction-in-progress:
Stillwater Mine	1,541	5,818
East Boulder Mine	904	1,057
Marathon	402	402
Processing facilities and other	2,886	5,841
	$322,391	$320,137
Less accumulated depreciation	(200,970)	(195,406)
Total property, plant, and equipment	$121,421	$124,731

The Company's capital outlay for the three-month periods ended March 31, 2014 and 2013, was as follows:

(In thousands)	March 31, 2014	March 31 2013
Stillwater Mine	$18,485	$18,522
East Boulder Mine	6,375	6,138
Marathon project	—	2,988
Altar project	—	94
Other	1,273	1,664
Total capital outlay	$26,133	$29,406

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
The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company purchases the majority of catalyst material processed by the PGM Recycling segment from third party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst material supplied from several third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
The Canadian Properties segment consists of the Marathon PGM assets (which consist primarily of the Marathon project mineral property) and the Coldwell Complex exploration mineral properties. The Marathon project mineral property is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Coldwell Complex exploration mineral properties are located adjacent to the Marathon property. In the fourth quarter of 2013, the Company recorded an impairment charge on the Marathon properties and ceased to capitalize future project expenditures incurred in connection with Marathon. Effective December 31, 2013, the Company is no longer reporting proven and probable ore reserves at Marathon or accounting for Marathon as a development-stage project. See "Note 4 - Asset Impairment" of the Company's 2013 Annual Report on Form 10-K for more information.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar project, a copper-gold resource, located in the San Juan province of Argentina. The Altar project is currently in the exploration stage. Financial information for this segment consists of total asset values, general and administrative costs and exploration costs. In the third quarter of 2013, the Company recorded an impairment charge on the Peregrine properties. See "Note 4 - Asset Impairment" of the Company's 2013 Annual Report on Form 10-K for more information.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions and, historically, marketing expenditures related to promoting palladium.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended March 31, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$125,729	$93,535	$—	$—	$235	$219,499
Depletion, depreciation and amortization	$14,910	$241	$—	$—	$—	$15,151
General and administrative expenses	$—	$—	$1,656	$200	$7,748	$9,604
Interest income	$—	$579	$2	$16	$228	$825
Interest expense	$—	$—	$—	$—	$5,850	$5,850
Income (loss) before income taxes	$32,827	$3,168	$(1,890)	$3,185	$(13,126)	$24,164
Capital expenditures	$24,861	$113	$—	$—	$1,159	$26,133
Total assets	$567,505	$88,931	$79,856	$108,839	$513,719	$1,358,850

(In thousands)				South American Properties

Three Months Ended March 31, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$128,314	$122,334	$—	$—	$—	$250,648
Depletion, depreciation and amortization	$15,025	$258	$—	$—	$—	$15,283
General and administrative expenses	$—	$—	$391	$1,121	$13,675	$15,187
Interest income	$—	$817	$5	$109	$269	$1,200
Interest expense	$—	$—	$—	$—	$6,652	$6,652
Income (loss) before income taxes	$37,536	$6,031	$(851)	$(1,164)	$(22,398)	$19,154
Capital expenditures	$24,660	$50	$2,988	$94	$1,614	$29,406
Total assets	$485,640	$114,656	$258,032	$407,235	$492,902	$1,758,465

NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income. At the time the securities are sold, or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discount or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income as of January 1, 2013. The amounts reclassified out of Other comprehensive (loss) income during the three-month periods ended March 31, 2014 and 2013 were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at March 31, 2014, and December 31, 2013, are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2014
	Federal agency notes	$142,221	$111	$—	$142,332
	Commercial paper	107,711	10	(423)	107,298
	Mutual funds	403	249	—	652
	Total	$250,335	$370	$(423)	$250,282

2013
	Federal agency notes	$97,509	$76	$—	$97,585
	Commercial paper	112,063	10	(320)	111,753
	Mutual funds	359	245	—	604
	Total	$209,931	$331	$(320)	$209,942

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at March 31, 2014, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$54,968	$55,009
Due after one year through two years	87,253	87,323
Total	$142,221	$142,332

Commercial paper
Due in one year or less	$85,456	$85,063
Due after one year through two years	22,255	22,235
Total	$107,711	$107,298
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. At March 31, 2014, these long-term investments totaled $1.0 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 13
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first three months of 2014 or 2013.
The costs of mined PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depletion, depreciation, amortization and other overhead costs relating to mining and processing activities incurred as of such date.
The costs of recycled PGM inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials, depreciation and third party refining costs which relate to the processing activities incurred as of such date.
Inventories reflected in the accompanying balance sheets consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Metals inventory
Raw ore	$5,093	$4,638
Concentrate and in-process	79,994	67,251
Finished goods	53,631	60,100
	$138,718	$131,989
Materials and supplies	26,618	26,661
Total inventory	$165,336	$158,650
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers and holds for such customers until the tolled material is transported to a third party refiner.

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options and nonvested shares were exercised or vested and the Company’s convertible debt was converted. For the purposes of calculating earnings per share attributable to common stockholders, reported net income attributable to common stockholders for the first quarter of 2014 and 2013 was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the loss attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.
Outstanding options to purchase 81,339 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2013, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive.
No contingently issuable shares applicable to the Company's nonvested performance restricted stock units were included in the computation of diluted earnings per share for the three-month period ended March 31, 2014.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the quarters ended March 31, 2014 and 2013 are shown in the following table:

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$19,572	119,608	$0.16	$14,583	117,433	$0.12
Effect of Dilutive Securities
Stock options	—	41		—	66
Nonvested shares	—	7		—	431
1.875% Convertible debentures, net of tax	—	95		569	5,762
1.75% Convertible debentures, net of tax	4,104	36,003		3,921	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$23,676	155,754	$0.15	$19,073	159,695	$0.12

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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2014	Total	Level 1	Level 2	Level 3
Mutual funds	$652	$652	$—	$—
Investments
Federal agency notes	$142,332	$—	$142,332	$—
Commercial paper	$107,298	$—	$107,298	$—

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$604	$604	$—	$—
Investments
Federal agency notes	$97,585	$—	$97,585	$—
Commercial paper	$111,753	$—	$111,753	$—
The fair value of the mutual funds is based on market prices which are readily available. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive (loss) income on the Company's Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014, and December 31, 2013, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2014	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$360,021	$—	$360,021	$—
Exempt facility revenue bonds	$31,776	$—	$—	$31,776

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Marathon mineral properties and property, plant and equipment	$57,272	$—	$—	$57,272
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$308,574	$—	$308,574	$—
Exempt facility industrial revenue bonds	$30,050	$—	$—	$30,050
Long-term investments	$1,021	$1,021	$—	$—

The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million in principal amount of 8.0% Series 2000 exempt facility revenue bonds at March 31, 2014, and December 31, 2013. The Company used its current trading data to determine the fair value of each of its convertible debentures, the $2.2 million of outstanding 1.875% debentures and the $396.75 million of outstanding 1.75% debentures at March 31, 2014, and December 31, 2013. The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2013, is based on market prices which are readily available. The fair market value of the Marathon mineral property as of December 31, 2013, was based on comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. The fair market value of the Company's Altar mineral property was remeasured at the end of the third quarter of 2013 based on Level 3 inputs such as comparable transactions for similar undeveloped mineral properties and market multiples for similar projects.

NOTE 16
RELATED PARTIES
Mitsubishi owns a 25% interest in the Company's previously wholly-owned subsidiary, SCI, which owns the Marathon PGM-copper project and related properties located in northern Ontario, Canada. The Company made PGM sales of $48.0 million and $65.8 million to Mitsubishi in the three-month periods ended March 31, 2014 and 2013, respectively.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2013 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana, and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes and refines palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of platinum group metals (PGMs) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. The milled ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana, which further processes the ore concentrates and also recycles spent catalyst material containing PGMs received from third parties. A large portion of the recycling material processed by the Company is purchased for the Company’s own account; the balance is toll processed on behalf of others. The finished product from the base metals refinery is a PGM-rich filter cake which is shipped to third parties for final refining.

The Company is conducting an ongoing internal review process. This review includes consideration of the Company's capital allocation practices, corporate activities, mining operations and development and exploration projects. The objective of this ongoing review is to provide information necessary to assist the Board of Directors and the Company's management in charting a path forward that will build upon the successes the Company has achieved to date and provide appropriate strategic focus. In response to this ongoing review, the Board of Directors and the Company's management may implement modifications to the Company’s strategic direction and priorities, including possible deferral or elimination of some project expenditures and increased scrutiny of all corporate and other related spending. Some of these modifications could in turn result in the Company recognizing additional material restructuring charges.
FIRST QUARTER 2014
For the first quarter of 2014, the Company reported consolidated net income attributable to common stockholders of $19.6 million, or $0.15 per diluted share, an increase from the consolidated net income attributable to common stockholders of $14.6 million, or $0.12 per diluted share, reported in the first quarter 2013. The increased earnings primarily reflect approximately $14 million of pre-tax savings in marketing costs, general and administrative, exploration and other miscellaneous costs which was offset by lower earnings in the mining and recycle business segments.
Mined palladium and platinum sold in this year's first quarter increased to 131,300 ounces from 130,400 ounces in the first quarter of 2013. The average combined realized price on sales of mined palladium and platinum was $907 per ounce in the first quarter of 2014, compared to $926 per ounce realized in the first quarter of 2013. Consolidated total cash costs per ounce for the Company’s mining operations (“total cash costs per mined ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues) averaged $568 per ounce in the first quarter of 2014, 8.6% higher than the $523 per ounce in the first quarter of 2013. Labor cost increases were driven by higher contractual wage and a year-on-year increase of 3.5% in the total number of Montana employees to 1,729 at March 31, 2014, from 1,670 at

March 31, 2013.
PGM Recycling segment revenues for the first quarter of 2014 were $93.5 million, down 23.5% from the $122.3 million reported for the first quarter of 2013. Tolling revenues increased to $0.5 million in this year’s first quarter, compared to $0.3 million in the first quarter of 2013. Total recycling sales volumes (including palladium, platinum and rhodium) totaled 93,500 ounces for the first quarter of 2014 at an average realization of $980 per ounce, below the 116,900 recycling ounces sold during the first quarter of 2013 at an average of $1,043 per ounce. Including tolled volumes, recycling material processed during the first quarter of 2014 averaged approximately 17.0 tons per day, less than the 26.0 tons per day in the same period of 2013. The cost of metals sold from the PGM Recycling segment was $90.7 million in the first quarter of 2014 compared to $116.9 million in the first quarter of 2013, a decrease of 22.4%. A majority of the cost of metals sold from the PGM Recycling segment is attributable to purchasing recyclable catalyst materials for the Company's own account, and therefore, changes in the aggregate cost of metals sold from the PGM Recycling segment are driven largely by the volume of recyclable catalyst material purchased by the Company in a given period.
The Company's cash balance, excluding restricted cash, was $224.6 million at March 31, 2014, compared to $286.7 million as of December 31, 2013. The Company's total liquidity, expressed as available cash and cash equivalents plus highly liquid investments, at March 31, 2014, was $474.3 million, a decrease from the $496.0 million reported at December 31, 2013. Net working capital (including cash and investments) increased to $628.0 million at March 31, 2014, from $614.8 million at December 31, 2013. During the first three months of 2014, working capital in the PGM Recycling segment increased to $84.5 million from $76.1 million at December 31, 2013, as volumes and revenues in the PGM Recycling segment grew throughout the quarter along with increasing PGM prices.
MINING OPERATIONS
Mine production of palladium and platinum totaled 130,700 ounces in the first quarter of 2014, an increase of 2.8% from the 127,100 ounces produced in the first quarter of 2013. Changes in mining conditions and the array of stopes available for mining in any period generally account for slight variability in total mined ounces produced.
Combined total cash costs per mined ounce (a non-GAAP measure) averaged $568 per ounce in the first quarter of 2014 compared to $523 per ounce for the first three months of 2013. See -- "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues." Note that, for historical reasons, the Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment revenue attributable to the Mine Production segment. The table below illustrates the effect of applying these credits to the average cash costs per mined ounce of the combined Montana mining operations.

Combined Montana Mining Operations Cash Costs Per Mined Ounce	2014 First Quarter	2013 First Quarter
Reported Total Cash Costs per Mined Ounce, Net of Credits	$568	$523
Add: By-Product Revenue Credit	51	59
Add: PGM Recycling Income Credit	24	47
Total Cash Costs per Mined Ounce before Credits	$643	$629
For the Company's Montana operations, the Company has recently introduced another, more comprehensive non-GAAP measure of operating efficiency, All-in Sustaining Cost per mined ounce. This measure combines total cash costs per ounce, adds back the effect of the recycling credit, and then adds corporate overhead costs and accrued capital spending before project capital, all expressed per returnable ounce produced. This measure, first introduced in the gold industry, is intended as an indication of the total cash operating costs, corporate overheads and reinvested capital required to sustain the Company's current level of mining activities. See -- "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues." For the first quarter of 2014, all-in sustaining cost per ounce averaged $788 per ounce, compared to $845 per ounce in the first quarter of 2013, reflecting lower corporate costs and non-project capital spending during the first quarter of 2014.
Stillwater Mine
At the Stillwater Mine, first quarter 2014 palladium and platinum production totaled 89,700 ounces, a decrease of 3.1% from the 92,600 ounces produced in the first quarter of 2013. Average ore grades at the Stillwater Mine improved to approximately 0.55 combined ounces of palladium and platinum per ton in the quarter ended March 31, 2014, compared to 0.49 ounces per ton in the quarter ended March 31, 2013. Total ore and reef waste production averaged 1,980 tons per day at the Stillwater Mine during the first quarter of 2014, down from 2,241 tons per day in the first quarter of 2013. The reduced tonnage reflected reallocation of some mining resources toward development during the 2014 quarter.

Stillwater Mine’s total cash costs increased in the first quarter of 2014 to $546 per mined ounce compared to the $498 per mined ounce averaged for the first quarter of 2013. Most of this difference is accounted for by a lower recycling credit in the 2014 first quarter and by lower mined ounces. Absent credits, total cash costs per ore ton mined at the Stillwater Mine was $310 in this year's first quarter, compared to $274 per ore ton mined for the same period in 2013. The increase was mostly attributable to lower tons mined in 2014. The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the cash costs per mined ounce at the Stillwater Mine.

Stillwater Mine Cash Costs Per Mined Ounce	2014 First Quarter	2013 First Quarter
Reported Total Cash Costs per Mined Ounce, Net of Credits	$546	$498
Add: By-Product Revenue Credit	45	50
Add: PGM Recycling Income Credit	24	47
Total Cash Costs per Mined Ounce before Credits	$615	$595
Capital expenditures at the Stillwater Mine were $18.4 million for the first quarter of 2014, including $2.4 million for the Blitz development compared to the $18.5 million of capital spent at the Stillwater Mine during the first quarter of 2013, of which $2.3 million was for the Blitz development. Primary and secondary development footages for the first quarter of 2014 increased over the comparable footages for the first quarter of 2013, with primary and secondary development advancing about 16,700 feet in the first quarter of 2014 and 10,900 feet in the first quarter of 2013. Diamond drilling footage for the first quarter of 2014 totaled approximately 77,900 feet, slightly below the 80,600 feet drilled in the first quarter of 2013.
East Boulder Mine
Mine production at the East Boulder Mine for the first quarter of 2014 increased 18.8% to 41,000 combined ounces of palladium and platinum. This compares to 34,500 ounces produced in the first quarter of 2013. Total cash costs of $614 per mined ounce (a non-GAAP measure) for the first quarter of 2014 were higher than the $590 per mined ounce in the first quarter of 2013 because of lower by-product revenue credit and lower PGM recycling income credit. Total ore and reef waste production averaged 1,351 tons per day during the first quarter of 2014, an increase from 1,181 tons per day in the first quarter of 2013. The higher mine production was the principal reason for the lowering of total cash costs per mined ounce before credits to $703 in 2014 from $719 in 2013. Higher labor and material costs offset this savings. Absent credits, total cash costs per ton mined increased to $247 in the first quarter of 2014 from $225 per ton mined in the same quarter last year. The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the cash costs per mined ounce of the East Boulder Mine individually.

East Boulder Mine Cash Costs Per Mined Ounce	2014 First Quarter	2013 First Quarter
Reported Total Cash Costs per Mined Ounce, Net of Credits	$614	$590
Add: By-Product Revenue Credit	65	82
Add: PGM Recycling Income Credit	24	47
Total Cash Costs per Mined Ounce before Credits	$703	$719
Capital expenditures at the East Boulder Mine totaled $6.4 million in the first quarter of 2014 compared to $6.1 million in the first quarter of 2013. There were no capital expenditures for Graham Creek in the first quarter of 2014 compared to $0.8 million in the first quarter of 2013. Actual primary and secondary development advanced approximately 5,400 feet during the first quarter of 2014. The comparable development advance in the first quarter of 2013 was 6,100 feet. Diamond drilling footage for the first quarter of 2014 totaled approximately 38,500 feet, slightly less than the 39,900 feet drilled in the first quarter of 2013.

PGM RECYCLING SEGMENT
For the first quarter of 2014, the Company earned $3.2 million from its PGM Recycling operations on revenues of $93.5 million, reflecting a combined average realization (including palladium, platinum and rhodium) of $980 per sold ounce. For the first quarter of 2013, the Company reported income from its PGM Recycling operations of $6.0 million on revenues of $122.3 million and a combined average realization of $1,043 per sold ounce. Sold ounces of recycled PGMs decreased 20.0% to 93,500 ounces in the first quarter of 2014, from 116,900 ounces for the first quarter of 2013. Tolled recycling ounces increased during the first quarter of 2014; the Company processed and returned 15,300 tolled ounces in the first quarter of 2014 compared to 14,400 tolled ounces in the first quarter of 2013. Total recycling ounces processed, including both purchased and tolled materials, decreased to 101,500 ounces in the first quarter of 2014 from 154,200 ounces in the first quarter of 2013.
Total tons of recycling material processed during the first quarter of 2014, including tolled material, averaged 17.0 tons per day, lower than the 26.0 tons per day processed in the first quarter of 2013. Much of this decreased volume was attributable to adverse winter weather during the 2014 first quarter which impacted gathering and shipping activities by our suppliers. The Company normally purchases recycling material from spent automotive catalysts for its own account, while spent refinery and other industrial catalysts usually are toll processed for a fee and returned to the customer.
In many cases, the Company has arrangements in place with its recycling suppliers that provide for advance payments to the suppliers prior to final delivery of the finished metal. Outstanding procurement advances for material in transit not backed up by inventory physically in the Company’s possession at March 31, 2014, and December 31, 2013, totaled $15.4 million and $6.9 million, respectively. The Company’s total working capital in its PGM Recycling segment, including inventory and advances, was $84.5 million at March 31, 2014, and $76.1 million at December 31, 2013. The increase in working capital in this case was largely driven by price, with higher PGM values in the material purchased for recycle.

EXPLORATION AND DEVELOPMENT PROJECTS

During the first quarter of 2014, the Company continued its development of new mining infrastructure adjacent to its current operations along the J-M Reef. The largest such project, the Blitz development, is designed to open up underground access to areas to the east of the existing Stillwater Mine operations from which new mining stopes can be developed in the future. The intent of the Blitz development is to offset gradually depleting production in the currently active mining areas of the Stillwater Mine. Depending on the rate of this resource depletion, the Blitz development also could provide some future growth in annual palladium and platinum production from the Stillwater complex. The Blitz development targets extending underground access eastward by approximately 23,000 feet from the existing Stillwater Mine infrastructure on two separate levels. The lower development heading is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 6,300 feet. Another parallel heading is being driven approximately 600 feet above the first using conventional drill and blast methods. Development of this parallel heading has resulted in approximately 4,700 feet of ramp and infrastructure development to date. A new surface portal for the Blitz area is also being permitted that will intersect the two primary Blitz tunnels in order to provide adequate ventilation and emergency egress for the Blitz development area. Completion of the core Blitz development is expected sometime in 2018. Once this primary Blitz development infrastructure is completed, additional funds will be required to develop specific mining blocks within the project area. The Company has spent approximately $50.6 million on the Blitz project since development there began in late 2010.
A second Montana infrastructure development, Graham Creek, is now nearing completion, with initial production expected from the area later in 2014. This development, which began in 2011, used one of the original East Boulder TBMs to extend underground access approximately 8,800 feet to the west of the existing East Boulder Mine infrastructure. The TBM-driven development work at Graham Creek, along with excavation of two associated ventilation raises to surface, is finished, absent only the installation of some final support equipment. The total cost of the basic Graham Creek development, including the ventilation shafts, is estimated to be approximately $13.0 million, of which about $11.5 million has been spent to date. Similar to the Blitz development, additional funds will be required to develop specific mining blocks and stopes within the Graham Creek area.
A third area of accelerated infrastructure development is the Lower Far West area within the Stillwater Mine. Development of the Lower Far West began in early 2013 and includes extension of rail haulage on the 3500 level to service the Lower Far West. Production from this area estimated to begin in mid-2016 and has potential to contribute up to 45,000 additional combined ounces of palladium and platinum to the future annual output of the Stillwater Mine.

In addition to its Montana operations, the Company holds a 75% interest the Marathon project, a PGM-copper property situated near the north shore of Lake Superior in the province of Ontario, Canada. The partners are evaluating various alternative approaches for the Marathon project following a determination that, as currently conceived, development of this project is uneconomical at current metal prices. The regulatory environmental review of the project has also been suspended, recognizing that any final project design is likely to differ materially from the plan originally presented. Administrative costs (including $0.2 million of exploration expense) at Marathon totaled $1.9 million on a 100% ownership basis in the first quarter of 2014.
The Company also owns Altar, an exploration-stage property in the San Juan province of Argentina which it acquired in 2011. Substantial exploratory drilling has been completed at Altar that demonstrates the presence of large copper-gold porphyry deposits. Recognizing its promising exploration results, the Company is reviewing alternatives to optimize its investment in the project. Some minimum level of annual expenditures will be required in order to maintain the Company's good standing and preserve its asset position at Altar. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year. Costs at Altar totaled $1.0 million in the 2014 first quarter, including $0.8 million of exploration expense. The Company also recognized a non-cash foreign currency gain of $4.2 million in Argentina during the same period.
CAPITAL AND EXPLORATION EXPENDITURES
The Company incurred capital spending of $129.0 million during the year 2013. Of the total capital spending planned for 2014, sustaining capital required to maintain the current level of activity at the Company's Montana operations is expected to comprise between $97 million and $103 million; the remainder of the planned spend is attributable to growth projects. Future capital required through 2018 to complete the Blitz development infrastructure is estimated to be approximately $145.2 million (excluding capitalized interest), of which about $18.7 million is planned in 2014. Spending on the Graham Creek core infrastructure is now essentially complete, although some additional development spending for specific mining activities within the Graham Creek area will be incurred during the remainder of 2014. Other project spending expected during 2014 includes work on expanding the tailings facilities at both Montana mines and the addition of some new recycling capabilities.
Consolidated capital expenditures during the first quarter of 2014 totaled $26.1 million. This compares to consolidated capital expenditures of $29.4 million in the first quarter of 2013. The Company continues to scrutinize its 2014 capital spending carefully.
In addition to capital expenditures, the Company also budgeted approximately $5.8 million for exploration programs during 2014. The Company recognized exploration expense of $1.0 million and $6.0 million for the three-month periods ended March 31, 2014 and 2013, respectively.
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
PGM prices, and particularly palladium, continued to benefit in the first quarter of 2014 from strong automotive demand in North America and China, accompanied by continuing signs of recovery in the European market. Because about 72% of gross palladium demand comes from the market for catalytic converters (based on 2013 data), strengthening auto sales have tended to benefit the palladium price. Platinum demand is more closely linked than palladium to diesel engine technology, which tends to predominate in the European market. Consequently, platinum demand has been bolstered recently by the nascent auto market recovery in Europe. Relatively strong demand for platinum from the jewelry sector also has helped to sustain the platinum price during the extended downturn in the European economy.
Much of the PGM news during the 2014 first quarter, however, has centered on the supply side. An extended strike by the Association of Mineworkers and Construction Union (AMCU) against the three largest South African platinum producers has served to pull down inventory stocks of PGMs and created some concern over potential looming supply shortages. At the same time, political instability surrounding the Ukraine has raised concerns in the palladium market about the potential for sanctions against Russian exports. And two new palladium ETFs introduced recently and based in South Africa have created new demand for palladium that has further tightened available supplies. As thus, PGM prices have trended generally upward over the course of the first quarter.

Setting aside the current South African labor issues, for the past several years mining costs for the South African producers have been rising faster than general inflation, reflecting not only large wage and benefit increases, but also sharp increases in power costs, loss of mining professionals to other countries, and productivity losses from safety shutdowns and labor strife. As a result, some higher cost mines have become uneconomic to operate. If the recent labor negotiations result in significant wage increases for the mining workforce, it is likely that some of the older mining shafts around Rustenburg will be shut down. Producers also are considering moving toward more automated and less manpower-intensive mining methods in an effort to reduce their labor dependency. At least in the short term such changes likely would result in lower mine production.
Besides the South African mines, the other significant source of PGMs, and particularly of palladium, is the Norilsk Nickel operations on the Taimyr Peninsula in the far north of the Russian Federation. In 2013, these operations produced approximately 41% of the world's total palladium mine production as a by-product of Norilsk's primary nickel production. As one of the world's largest nickel producers, Norilsk Nickel targets its mine production to meet current market demand for nickel. Nickel demand has been relatively weak, so Norilsk Nickel's overall production is constrained, and the by-product palladium output therefore also is constrained. According to Johnson Matthey, palladium production from the Russian Federation was about 2.60 million ounces in 2013, down slightly from about 2.63 million ounces in 2012.
An unpredictable factor in the global palladium supply historically has been the level of sales by the Russian government out of its strategic stockpiles in a given year. Such sales historically averaged between one and two million ounces per year, but they have declined significantly since 2010, leading some to conclude that the government stockpiles may be largely depleted. Stockpile sales of palladium to date in 2014 reportedly have been negligible.
During the first quarter of 2014, the market prices of palladium, platinum and gold (based on the London market's afternoon quoted prices) initially all drifted upward until mid-March, at which point platinum and gold prices began dropping off fairly sharply. Both platinum and gold are considered "safe havens" during difficult economic times, and late in the quarter economic data suggested the major economies were strengthening, triggering a rotation out of these metals. While palladium also is considered a precious metal, it is less often regarded as a safe haven, and in most cases tracks industrial activity. The supply constraints and growth in demand for palladium are widely recognized in the market, which continued to provide support for the palladium price while platinum and gold declined. London afternoon quoted prices for palladium and platinum on March 31, 2014, were $778 and $1,418 per ounce, respectively. Gold was quoted at $1,292 per ounce at the same point.
Primary palladium is mined in very few areas of the world other than the Company's Montana operations. As noted, Norilsk Nickel is the largest single source of palladium, where it is produced as a by-product of nickel. Similarly, mines in South Africa and Zimbabwe produce platinum, with palladium as a lesser co-product. Smaller amounts of palladium are produced as a by-product from nickel mines owned by Vale and Glencore-Xstrata in the Sudbury region of northern Ontario, by North American Palladium - the only other primary palladium producer.

Johnson Matthey, in its November 2013 PGM interim report, estimated that during 2013 the palladium market experienced a net supply shortfall of approximately 740,000 ounces. According to their estimates, new palladium supply from mining in 2013 totaled approximately 6.33 million ounces; sales of recycled palladium from all sources totaled approximately 2.46 million ounces; and sales from Russian state inventories were about 100,000 ounces - indicating total palladium supplied to the market (excluding inventory liquidation) during 2013 was about 8.89 million ounces. For the same period, Johnson Matthey estimates that total demand for palladium was approximately 9.63 million ounces, including about 75,000 ounces of net growth in investment. This supply shortfall necessarily was covered by liquidation of inventories, which presumably were in the hands of investors or consumers. Some analysts also suggest that part of this palladium inventory sold during 2013 was sourced from material exported from Russia into Switzerland or London in earlier years that remained unsold previously.
The same November 2013 report from Johnson Matthey also estimated that the platinum market was in shortfall during 2013 by about 605,000 ounces. Total platinum supplied to market included approximately 5.74 million ounces from primary mine output, and approximately 2.075 million ounces came from platinum recycling - a total of 7.815 million ounces. Total platinum demand during 2013 totaled 8.42 million ounces, including 3.125 million ounces for automotive catalytic converters, 2.74 million ounces for jewelry, and 765,000 ounces for net new investment, most of which was absorbed by a new platinum ETF introduced during 2013 in South Africa.
The Company has commented previously on a structural change in the PGM markets that occurred in late 2010. Beginning in 2003 and extending until mid-2010, the price of palladium had averaged approximately 26% of the price of platinum. In late 2010, the pricing ratio suddenly increased to approximately 45%. Several factors may have contributed to that pricing shift, including declining sales from the Russian government's strategic palladium stockpile, increasing substitution of palladium for platinum in automotive applications, recognition of the constraints on growth in palladium supplies and presumably the delayed recovery of the European diesel automotive market. This gradual pricing shift has continued into 2014, and at March 31, 2014, the palladium price quoted in London was approximately 54.9% of the platinum price.

SALES AND CUSTOMERS
All Company sales of mined PGMs are either in the spot market or under mutually agreed short-term (less than one year) supply agreements. The Company is reassessing its marketing strategy in light of increasing demand for PGMs sourced from jurisdictions with secure and stable operating environments. As part of this reassessment, the Company is in discussions with various potential PGM customers as to what form future sales agreements might take. Until this reassessment is completed, management believes it should have no difficulty selling PGMs month to month on a spot basis.
Currently, none of the Company’s mine production is committed under forward sales or other hedging arrangements. To the extent possible, all recycling material that the Company purchases is sold forward at the time the Company acquires it, thereby essentially fixing the sales margin on the material. Such forward sales are regarded as "normal sales" transactions for accounting purposes and therefore are not accounted for as hedges.

STRATEGIC CONSIDERATIONS
The Company has focused principally on four strategic areas of emphasis over the past several months:
•Operational Improvement;
•Portfolio Management;
•Financial Optimization; and
•Corporate Governance.
While much of the effort in each area is still a work in progress, the following discussion summarizes the progress to date in each area and the efforts that currently are under way.
Operational Improvement
Of first concern in the operational area and corporate-wide is the objective to maintain or improve the Company's safety and environmental performance. Worker safety remains the Company's primary focus in all aspects of its operations. The Company's overall safety record, although in line with peers, deteriorated slightly in 2013 after exceptionally good performance during the prior year. In general, strong safety performance goes hand in hand with good operational management - the most efficient and well-run operations tend to have the best safety records, as well. Therefore, the first challenge to the Company's management and employees is to operate safely. This is accomplished through extensive safety training and communications programs intended to instill and reinforce a positive safety culture, incidence tracking and analysis, detailed task training, near-miss reporting, and safety emphasis throughout all levels of the organization.
The Company generally assesses its safety performance using two broad sets of measures - incidence rates and regulatory compliance. For the year ended December 31, 2013, the Company's overall safety incidence rate, which is calculated as the number of reportable injuries per 200,000 hours worked, increased 7.7% over the rate experienced for the year 2012, and was higher than normal for the Company. Comparing the first quarter of 2014 with the same period in 2013, the Company experienced a 10.7% reduction in reportable incidents.
With regard to safety regulatory compliance, the Company assesses its performance based on the number and severity of citations issued to the Company by Mine Safety & Health Administration inspectors. The first quarter of 2014 saw a reduction in citations per inspection shift relative to both the first quarter of 2013 and the full year 2013. For further detail on safety performance, please see Exhibit 95 - Mine Safety Disclosures included as an exhibit to this filing.
The Company also continues to emphasize environmental excellence, including strict compliance with regulations and close coordination with local communities to address environmental concerns cooperatively. In support of these goals, the Company continues to honor both the letter and the spirit of the Good Neighbor Agreement, a legally binding commitment between the Company and local environmental groups to communicate openly with each other regarding environmental matters in an atmosphere of mutual respect and cooperation.
Recognizing the importance of safety and environmental compliance, the Company is refocusing its efforts to optimize mining and processing operations. At the mines, this means implementing efforts to improve productivity and reduce production costs. In this vein, the Company has restricted new hiring until this analysis is completed. With lower than anticipated attrition over the past several years and substantial hiring to meet anticipated needs at Blitz and Graham Creek, total labor costs have risen significantly.
Another related issue in the mines that is being addressed is the ever-expanding mining profile underground, which leads to growth in travel times and haulage distances between the active mining areas and the mine portal or shaft. In many cases, travel to and from the working area underground absorbs two or three hours out of every shift. The Company is evaluating faster and more efficient alternatives for transporting employees and materials underground. Also, it is emphasizing the Blitz development at the Stillwater Mine, which promises to reduce travel distances due to its closer proximity to the surface infrastructure.
The Company currently is undertaking a long-term mine study to take advantage of opportunities to optimize production rates and the long-term development plans going forward. A comprehensive study at both Montana mines is now in progress, examining steady-state and growth cases over a 25-year planning horizon. The study is considering mining methods, infrastructure requirements, manpower and equipment needs, logistics and materials handling, construction and development schedules, and capital and operating costs under various scenarios. At the same time, parallel studies are investigating the profitability of each mining area to ensure that they are being mined in proper sequence with an eye toward profitability rather than just maximizing ounces.

Looking beyond the mining operations, the processing facilities in Columbus, Montana have significant excess capacity, originally having been sized for higher production levels from the two mines as well as providing some backup redundancy. Filling this capacity, whether from additional mine output or growth in the Company's PGM Recycling segment would create economies of scale to reduce unit processing costs, as well as increasing overall profitability through additional sales. The Company is addressing opportunities to realize growth in the recycling area. As already noted, the Company also is reviewing its PGM sales arrangements with a view toward strengthening its sales terms.
Portfolio Management
During 2013 and early 2014, the Company has revalued and reprioritized its non-producing assets. This is an ongoing effort.

•	Altar
The Altar copper-gold project is an exploration-stage property located in the high Andes of San Juan province in Argentina. The Company acquired the property during 2011 and completed two full drilling seasons on the property. The results of the drilling, overall, were encouraging, with extensive additions to the porphyry mineralization demonstrated and higher gold grades discovered in the eastern portion of the property. A report posted on the Company's website provides a technical update of the Company's activities at Altar since the acquisition. At current copper prices and anticipated costs, there are no proven or probable reserves established for the Altar deposit.
The Company has scaled back its activities at Altar while it determines how best to realize value out of the property going forward. In the meantime, the Company is maintaining a level of activity that permits it to retain its interest in the Altar concessions while limiting the amount of cash consumed there to spending on essential services.

•	Marathon
The Marathon PGM-copper project, situated on the north shore of Lake Superior in the province of Ontario, Canada, arguably is a good strategic fit for the Company. It represents one of the few undeveloped PGM properties in North America and is the furthest advanced of any of these. Since acquiring Marathon in 2010, the Company has been working to advance both an updated feasibility study and the environmental approval process for a future Marathon mine development. Mitsubishi Corporation is a 25% shareholder in the Marathon project.
As the Marathon feasibility study neared completion, it became clear that at current PGM prices the project as currently conceived could not provide an acceptable economic rate of return. The study indicated that the Marathon project has too short an expected mine life to justify the up-front cost of constructing the project. At this point, the Company and its partner are examining various potential opportunities to enhance the project returns. However, at this time there is no assurance that these opportunities, whether individual or in some combination, will provide enough economic improvement to make the project viable. Several of these changes, if implemented, could result in changes to the project scope that are not contemplated in the current economic assessment process. Consequently, the Company has agreed with the joint environmental review panel that is addressing the Marathon project to suspend the review process until there is further clarity as to the direction of the project.
Because Marathon is a PGM project and so potentially is a strategic fit, in the absence of a compelling alternative the Company is maintaining its position at Marathon and looking for opportunities to realize value there in the future. However, until such time as the project is able to demonstrate viable economics, the Company is scaling back its Marathon spending and narrowing its focus there.

•	Montana Assets
The Company recognizes that its Montana operations are its core assets - a 28-mile long trend of PGM-bearing mineralization containing some of the highest grade PGM ores in the world. The Company's lowest-risk development opportunities are adjacent to the existing mining operations in Montana.
The Company's planned capital spending for the Montana assets during 2014 is projected to exceed the Company's cash flow from operations, resulting in negative free cash flow. This excess spending is primarily attributable to growth initiatives along the J-M Reef that are intended to provide incremental production and cash flow once they are completed. As growth projects, they are properly viewed as investments, and in that sense, to the extent they can be shown to be value-adding, they are a valid use of the liquidity available on the Company's balance sheet. However, the Company is closely scrutinizing capital spending to ensure that it is adding value.

One area of planning focus is the optimal level of developed state at the Montana mines. Developed state refers to the portion of proven and probable ore reserves that are fully accessible and ready to mine at any point in time. On the whole, increased developed state provides greater flexibility regarding areas to be mined and may permit higher production rates if adequate manpower and processing capacity are available. However, developed state also represents substantial advance investment in mining infrastructure and as such requires significant capital investment. This investment can pay off, in the event of an economic downturn, in so much as production can be maintained in such times with lower development costs as the developed state is utilized - although ultimately it must be replaced to sustain the operations. Because proven ore reserves in the Company's mines represent areas that are well-defined geologically and for which an economically optimized mining plan is in place, proven reserves are a good surrogate for measuring the developed state of the company's mines. On this basis, the Company's proven reserves at December 31, 2013 represent about 59 months of developed state ahead of mining, assuming a 520,000 ounce per year mining rate. Comparatively, this represents a very healthy developed state. One objective of the long-term planning currently in progress is to determine what the optimal level of developed state may be for the Company's mines.
Following a 2013 review of the developments currently underway along the J-M Reef, the Company has concluded that the developments are attractive economically and strategically. Development of Graham Creek, which extends the East Boulder Mine underground infrastructure approximately 8,800 feet to the west, is now essentially complete and is expected to begin contributing incremental PGM production later in 2014. Blitz, a much larger development than Graham Creek, will extend underground development to the east of the Stillwater Mine approximately 23,400 feet on two parallel levels. A new portal for ventilation and emergency egress will be provided from surface at the far end of these two drifts. While much of Blitz will provide the first access to areas along the J-M Reef not yet well delineated geologically, there is evidence from the surface of ore continuity in this area and opportunity to drill and evaluate the mineralization from underground as the development progresses. Although it is difficult to provide specific guidance as to future production rates from the Blitz area, it is clear that production from Blitz in the future will replace depleted mining areas within the Stillwater Mine and perhaps allow some growth in annual production rates, as well. Development of the Lower Far West area within the Stillwater Mine should allow some growth in annual production at the Stillwater Mine beginning in mid-2016. Lower Far West area is located within the boundaries of the Stillwater Mine infrastructure and so is regarded as one of several active development areas ongoing within the mine rather than as a stand-alone project.
Financial Optimization
The Company is actively addressing its limited free cash flow generation, which has been a concern even in periods with relatively good profitability. Broadly speaking, free cash flow is the cash from operations left over after capital expenditures. Opportunities to increase free cash flow include growing profitable sales, reducing capital and operating costs, and ensuring that investments are value-adding. As discussed previously, these are all key areas of Company focus at this time.
In the same vein, the Company is shifting key emphasis away from growth as an objective, replacing it with an emphasis on both short-term and long-term value generation. Value generation may include growth projects, but only if such projects demonstrate strategic relevance and strong returns on investment across a variety of PGM price scenarios. As already noted, the Company believes that some of the opportunities adjacent to its Montana operations meet these criteria, and so it plans to continue to support those efforts. Assets already in hand that do not meet these criteria are being scaled back at this time, with a level of spending sufficient to maintain the Company’s optionality, but also with an eye toward alternative ways to realize value for shareholders from them going forward.
The Company is also focusing heavily on its cost structure. Some of the areas identified for specific scrutiny have already been discussed, but in general all costs are being scrutinized and most are being challenged. While the Company’s initial capital budget for 2014 shows substantial growth over 2013, each capital item will be further reviewed, re-justified and potentially renegotiated during the year before commitments are finalized.
The Company is reviewing the economics of its various mining faces to ensure each ounce of incremental mine production is profitable to the overall Company. If some production is uneconomical, the Company may conclude that reducing PGM production for a time in order to eliminate uneconomic output is appropriate. A similar analysis will be applied to forward planning and will be included as an element of the 25-year baseline plan for the Montana operations mentioned earlier.
The Company is looking closely at its corporate general and administrative expenses. The Company’s palladium marketing program, which was heavily focused on promoting palladium jewelry, has already been significantly cut back, saving in the order of $10 million per year. Some management reporting relationships have been restructured to make corporate services organizations more accountable to their key internal customers. The use of third party contractors and consultants has been scaled back where appropriate, and travel expenses are receiving additional scrutiny.

Some of the Company’s long-standing non-GAAP performance measures have been reconsidered. The Company will continue to utilize Total Cash Costs (per ounce and per ton milled), a measure of extraction efficiency that the Company has found useful in comparing performance internally from period to period. However, this measure is now reported both with and without recycling and by-product credits to ensure results are not distorted by fluctuation in these credits. The Company also has introduced a new Corporate efficiency measure, All-in Sustaining Costs per Mined Ounce, which adds corporate overhead costs and non-project sustaining capital costs, expressed on a per-ounce basis, to Total Cash Costs per Ounce before the recycling credit. At the same time, the Company has ceased to report two other long-standing non-GAAP performance measures, Total Operating Costs (per ounce and per ton milled) and Total Production Costs (per ounce and per ton milled), although the Company is continuing to provide the elements necessary to compute those discontinued measures in its reconciliation of non-GAAP measures to cost of revenues. Each non-GAAP measure is discussed in more specific detail elsewhere in this report.
At current PGM prices the Company believes there should be sufficient cash generated from operations, together with cash on hand, to complete each of its Montana PGM expansion developments - Lower Far West, Blitz and Graham Creek. Cash and cash equivalents on hand at March 31, 2014, totaled approximately $224.6 million; taken together with highly liquid investments, available liquidity (excluding undrawn capacity under existing credit lines) was approximately $474.3 million. These March 31, 2014, cash and liquidity balances include approximately $20.4 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and so is not available to the Company for its general corporate purposes.
The total remaining cost for the Blitz development will be approximately $145.2 million, likely reaching completion in 2018. Through March 31, 2014 about $50.6 million has been spent on Blitz. Once completed, Blitz and Graham Creek are expected to provide opportunities to both increase the Company's annual PGM production and to source lower cost PGM ounces. The Company considers these developments as foundational or “backbone” developments that will provide access to undeveloped areas along the J-M Reef upon which future mine development can be based. At recent PGM price levels these capital projects, along with sustaining capital at the existing Stillwater and East Boulder mines, should largely be covered out of cash flow from operations.
The Company has $2.2 million of 1.875% convertible debentures outstanding and is recorded as long-term debt. The Company also has in place $396.75 million of 1.75% convertible debentures that are first redeemable in October 2019; $30 million of 8.0% State of Montana Industrial Revenue Bonds due in July 2020; and a $125.0 million asset-backed line of credit expiring in December 2016 with approximately $80.0 million of available borrowing base at March 31, 2014. Consequently, management believes the Company currently has adequate liquidity and, aside from the debentures noted previously, no significant debt maturing in the near future.
Corporate Governance
The Company has affirmed its commitment to best-in-class corporate governance practices. During 2013 the Company segregated the role of Chairman from that of Chief Executive Officer, with former Montana Governor Brian Schweitzer serving as Chairman and Mr. McMullen as CEO. Compensation structures have been revisited in light of a negative “say on pay” vote from the Company’s shareholders at the 2013 Annual Meeting and will be resubmitted for shareholder consideration at the 2014 annual meeting. The Company believes that its new incentive compensation structures are strongly aligned with corporate performance and total return to shareholders, including the introduction of new performance shares with a final payout entirely contingent on future Company results. These changes are discussed in more detail in the Compensation Discussion and Analysis section of the Company’s definitive proxy statement for the 2014 Annual General Meeting of Shareholders, which is available on the Company's website.

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended March 31, 2014 and 2013
The Company’s total revenues decreased by 12.4% to $219.5 million in the first quarter of 2014 compared to $250.6 million for the first quarter of 2013. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three Months Ended
	March 31,		Increase	Percentage
(In thousands, except for average prices)	2014	2013	(Decrease)	Change
Revenues	$219,499	$250,648	$(31,149)	(12)%
Ounces Sold:
Mine Production:
Palladium (oz.)	100	101	(1)	(1)%
Platinum (oz.)	31	29	2	7%
Total	131	130	1	1%
PGM Recycling: (1)
Palladium (oz.)	54	66	(12)	(18)%
Platinum (oz.)	32	42	(10)	(24)%
Rhodium (oz.)	8	9	(1)	(11)%
Total	94	117	(23)	(20)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	2	1	50%
Silver (oz.)	2	2	—	—
Copper (lb.)	176	214	(38)	(18)%
Nickel (lb.)	365	339	26	8%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$743	$725	$18	2%
Platinum ($/oz.)	$1,431	$1,628	$(197)	(12)%
Combined ($/oz.) (4)	$907	$926	$(19)	(2)%
PGM Recycling: (1)
Palladium ($/oz.)	$729	$674	$55	8%
Platinum ($/oz.)	$1,410	$1,607	$(197)	(12)%
Rhodium ($/oz.)	$857	$1,122	$(265)	(24)%
Combined ($/oz.) (4)	$980	$1,043	$(63)	(6)%
By-products from mining: (2)
Rhodium ($/oz.)	$1,060	$1,200	$(140)	(12)%
Gold ($/oz.)	$1,295	$1,622	$(327)	(20)%
Silver ($/oz.)	$21	$30	$(9)	(30)%
Copper ($/lb.)	$3.05	$3.39	$(0.34)	(10)%
Nickel ($/lb.)	$5.81	$6.43	$(0.62)	(10)%
Average market price per ounce (3)
Palladium ($/oz.)	$745	$739	$6	1%
Platinum ($/oz.)	$1,429	$1,634	$(205)	(13)%
Combined ($/oz.) (4)	$908	$939	$(31)	(3)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

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

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $125.7 million in the first quarter of 2014, compared to $128.3 million for the first quarter of 2013, a decrease of 2.0%. The reduction in Mine Production revenues reflects higher volumes sold offset by a decrease in realized prices on sales of palladium and platinum from mining operations in the first quarter of 2014. The total quantity of mined palladium and platinum sold increased slightly to 131,300 ounces in the first quarter of 2014, compared to 130,400 ounces sold during the first quarter of 2013. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $907 per ounce in the first quarter of 2014, compared to $926 per ounce in the first quarter of 2013, a 2% decline.
Revenues from PGM Recycling decreased to $93.5 million in the first quarter of 2014, down 23.5% from the $122.3 million in the first quarter of 2013. The decrease in PGM Recycling revenues is the result of lower volumes of recycling material received, processed and sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $980 per ounce in the first quarter of 2014, compared to $1,043 per ounce realized in the first quarter of 2013. Recycled ounces sold decreased 20.0% to 93,500 ounces in the first quarter of 2014 from 116,900 ounces in the first quarter of 2013. Processed recycling ounces, including ounces processed on a toll basis, decreased to 101,500 ounces in the first quarter of 2014, from 154,200 ounces in the first quarter of 2013. Revenues from sales of purchased recycling materials totaled $93.0 million in the first quarter of 2014, a decrease from $122.0 million in the first quarter of 2013. Tolling revenues increased slightly to $0.5 million in the first quarter of 2014, compared to $0.3 million in the first quarter of 2013.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) decreased 12.4% to $168.8 million in the first quarter of 2014 from $192.6 million in the first quarter of 2013. The lower cost in the first quarter of 2014 was driven primarily by the 20.0% decrease in volumes of recycling material sold (and the lower associated cost of acquiring the contained metals) and the slight increase in palladium and platinum ounces sold from Mine Production.
The costs of metals sold from Mine Production totaled $78.0 million for the first quarter of 2014, compared to $75.8 million for the first quarter of 2013, a 2.9% increase. Absent credits, total consolidated cash costs per mined ounce (a non-GAAP measure of extraction efficiency), in the first quarter of 2014 increased by 8.6% to $568 per mined ounce, compared to $523 per mined ounce in the first quarter of 2013. The increase reflects the costs of the Company's new-miner training program, plus staffing increases and other expenses necessary to accommodate the increasing travel distances underground as the mining front continually recedes.
The costs of metals sold from PGM Recycling were $90.7 million in the first quarter of 2014, compared to $116.9 million in the first quarter of 2013, a decrease of 22.4%. This decrease was due to significantly lower volumes processed and sold and the corresponding decrease in the cost of acquiring recycling material for processing.
During the first quarter of 2014, the Company’s mining operations produced 130,700 ounces of PGMs, an increase of 2.8% from the 127,100 ounce production in the first quarter of 2013. Production in the first quarter of 2014 included 100,800 ounces of palladium and 29,900 ounces of platinum, compared to 98,100 palladium ounces and 29,000 platinum ounces produced in the first quarter of 2013. Production at the Stillwater Mine for the first quarter of 2014 was 89,700 ounces, a decrease from the 92,600 ounces produced in the first quarter of 2013, while production at the East Boulder Mine increased to 41,000 ounces in the first quarter of 2014 from 34,500 ounces in the first quarter of 2013. The production variances at each mine from period to period are typically driven by normal changes in mining conditions, such as the grade of ore being produced and the array of stopes available for mining in any period.
General and administrative (G&A) costs decreased to $9.6 million in the first quarter of 2014 from $15.2 million for the same period of 2013. The higher G&A costs in the first quarter of 2013 reflected additional legal and advisory fees of approximately $2.8 million in connection with the proxy contest as well as higher compensation benefits of approximately $2.0 million. Exploration expenses during the first quarter of 2014 decreased to $1.0 million from $6.0 million in the first quarter of 2013, with most of the decrease due to reduced exploration on the Altar property in Argentina. Marketing expenses totaled $0.2 million in the first quarter of 2014 compared to $1.7 million in the first quarter of 2013 reflecting the curtailment of palladium marketing. Research and development costs were less than $0.1 million in the first quarters of 2014 and 2013.

Total interest income for the first quarter of 2014 decreased to $0.8 million from $1.2 million in the corresponding quarter of 2013, reflecting decreased financing income on recycling balances in 2014 offset by an increase in the size of the Company's investment portfolio. Interest expense in the first quarters of 2014 and 2013 was $5.9 million and $6.7 million, net of capitalized interest of $1.1 million and $0.8 million, respectively.
The net foreign currency transaction gain recognized in the first quarter of 2014 was $4.2 million compared to the same in the first quarter of 2013. During the first quarter of 2014, the Company recorded a foreign currency transaction gain of $5.2 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.8 million for the three-month period ended March 31, 2014, compared to $15.5 million in the three-month period ended March 31, 2013. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from the mines, as well as the volume of activity in its PGM Recycling segment. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in working capital, including changes to inventories and advances and variation in the contractual timing of trade receipts
In connection with its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for a significant portion of the PGMs recovered from recycled materials. Because the selling price of outstanding lots of recycling material held by the Company and subject to such contracts is fixed, changes in the market price of palladium and platinum have little or no effect on margins earned from processing these materials or on cash flow from recycling operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. On average, it takes the Company two to three months from the date of receipt to process and sell purchased lots of recycling material.
Changes in the cash costs of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at March 31, 2014, a reduction of annual mined production due to grade of 10%, or approximately 52,000 to 53,000 ounces would reduce annual cash flows from operations by an estimated $45 million.
Net cash used in investing activities for the three-month period ended March 31, 2014 was approximately $66.8 million, comprised mainly of $26.1 million of cash capital expenditures and $40.9 million of net purchases of short-term investments. For the three-month period ended March 31, 2013, net cash used by investing activities was $27.4 million, comprised of $29.4 million of cash capital expenditures and $2.0 million net proceeds from maturities of investments.
Net cash consumed by financing activities in the three-month period ended March 31, 2014 was negligible, as $0.5 million of cash received from option exercises essentially offset principal payments on long-term debt. For the three-month period ended March 31, 2013, net cash used by financing activities was $164.7 million, attributable to the payment made to redeem $164.3 million of outstanding 1.875% convertible debentures in March 2013.
At March 31, 2014, the Company’s cash and cash equivalents balance was $224.6 million, compared to $286.7 million at December 31, 2013. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $474.3 million at March 31, 2014, a decrease of $21.7 million from $496.0 million at December 31, 2013. The lower liquidity at March 31, 2014, mostly reflects timing of receipts as trade receivables increased from $9.0 million as of December 31, 2013, to $28.9 million at the end of March 2014. The March 31, 2014, cash and liquidity balances include approximately $20.4 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and is not available to the Company for its general corporate purposes. Total working capital (including cash and cash equivalents) at March 31, 2014, is $628.0 million, compared to $614.8 million at December 31, 2013.

Outstanding debt reported at March 31, 2014 was $314.3 million, up from $310.7 million at December 31, 2013; the increase primarily reflects accretion of discounted notes. The Company’s total debt includes approximately $278.2 million of 1.75% convertible debentures, $2.2 million of 1.875% convertible debentures, $29.6 million of 8.0% State of Montana Exempt Facility Revenue Bonds due in 2020; $0.2 million of financing for a land purchase in 2012; and $4.1 million due under a capital lease. The $278.2 million of 1.75% convertible debentures represents the net discounted value of 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount borrowed was $396.75 million. The Company expects to pay $9.5 million of interest during the remaining nine months of 2014 related to its outstanding debt obligations. The Company made cash payments for interest of $0.1 million for the three-month period ended March 31, 2014, compared to $1.6 million for the same period of 2013. As noted above, during the first quarter of 2013, the Company also redeemed $164.3 million of its 1.875% convertible debentures.
The Company has in place a $125.0 million asset-backed revolving credit facility with a group of banks. Net available capacity under the borrowing base was approximately $80.0 million at March 31, 2014, after taking into account $17.5 million utilized for undrawn irrevocable letters of credit under the facility.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations.
The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of March 31, 2014:

(In thousands)	2014 (1)	2015	2016	2017	2018	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$2,245	$—	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase obligation	—	85	81	—	—	—	166
Operating lease obligations	362	217	146	130	—	—	855
Capital lease obligations	1,478	2,066	580		—	—	4,124
Asset retirement obligations	—	—	—	—	—	164,742	164,742
Payments of interest (2)	9,513	9,487	9,394	9,385	9,364	10,543	57,686
Liability classified compensation (3)	—	—	542	—	—	—	542
Other liabilities(4)	12,822	8,672	—	—	—	—	21,494
Total	$24,175	$20,527	$10,743	$9,515	$11,609	$602,035	$678,604

(1)	Amounts represent cash obligations for April through December 2014.

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

(3)
Liability classified compensation reflects the Company's estimated future obligation to redeem certain performance-based restricted stock units to be valued based on the Company's cumulative three-year share-price performance relative to an underlying PGM basket price.

(4)	Amounts included in other liabilities that are anticipated to be paid in 2014 and 2015 include property taxes and severance taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. The forward-looking statements in this report are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors that it believes are appropriate under the circumstances. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2013 Annual Report on Form 10-K filing (on file with the United States Securities and Exchange Commission, available on the Company’s website at www.stillwatermining.com) and in corresponding filings with Canadian securities regulatory authorities.
The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The forward-looking statements contained herein speak only as of the date of this report and the Company disclaims any obligation to update forward-looking statements.
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s 2013 Annual Report on Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended March 31,
(In thousands, except where noted)	2014	2013
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	101	98
Platinum	30	29
Total	131	127
Tons milled	277	293
Mill head grade (ounce per ton)	0.50	0.46
Sub-grade tons milled (1)	18	20
Sub-grade tons mill head grade (ounce per ton)	0.19	0.16
Total tons milled (1)	295	313
Combined mill head grade (ounce per ton)	0.48	0.44
Total mill recovery (%)	92	92
Total mine concentrate shipped (tons) (3)	7,301	7,160
Platinum grade in concentrate (ounce per ton) (3)	4.70	4.30
Palladium grade in concentrate (ounce per ton) (3)	14.93	14.27
Total cash costs per ounce (Non-GAAP) (2)	$568	$523
Total cash costs per ton milled (Non-GAAP) (2)	$251	$213
Stillwater Mine:
Ounces produced
Palladium	69	71
Platinum	21	21
Total	90	92
Tons milled	170	192
Mill head grade (ounce per ton)	0.56	0.51
Sub-grade tons milled (1)	8	10
Sub-grade tons mill head grade (ounce per ton)	0.28	0.21
Total tons milled (1)	178	202
Combined mill head grade (ounce per ton)	0.55	0.49
Total mill recovery (%)	93	93
Total mine concentrate shipped (tons) (3)	4,395	4,308
Platinum grade in concentrate (ounce per ton) (3)	5.56	5.22
Palladium grade in concentrate (ounce per ton) (3)	17.19	17.09
Total cash costs per ounce (Non-GAAP) (2)	$546	$498
Total cash costs per ton milled (Non-GAAP) (2)	$275	$229

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except where noted)	2014	2013
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	32	27
Platinum	9	8
Total	41	35
Tons milled	107	101
Mill head grade (ounce per ton)	0.41	0.37
Sub-grade tons milled (1)	10	10
Sub-grade tons mill head grade (ounce per ton)	0.11	0.11
Total tons milled (1)	117	111
Combined mill head grade (ounce per ton)	0.39	0.34
Total mill recovery (%)	90	90
Total mine concentrate shipped (tons) (3)	2,906	2,852
Platinum grade in concentrate (ounce per ton) (3)	3.41	2.93
Palladium grade in concentrate (ounce per ton) (3)	11.52	10.00
Total cash costs per ounce (Non-GAAP) (2)	$614	$590
Total cash costs per ton milled (Non-GAAP) (2)	$215	$184

(1)
Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s 2013 Annual Report on Form 10-K for further information.

(2)
Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Cash costs per ounce, is a non-GAAP measurement that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please See “Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues” and the accompanying discussion for additional detail.

(3) The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except for average prices)	2014	2013
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	100	101
Platinum (oz.)	31	29
Total	131	130
PGM Recycling: (1)
Palladium (oz.)	54	66
Platinum (oz.)	32	42
Rhodium (oz.)	8	9
Total	94	117
By-products from Mine Production: (2)
Rhodium (oz.)	1	1
Gold (oz.)	3	2
Silver (oz.)	2	2
Copper (lb.)	176	214
Nickel (lb.)	365	339
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$743	$725
Platinum ($/oz.)	$1,431	$1,628
Combined ($/oz) (4)	$907	$926
PGM Recycling: (1)
Palladium ($/oz.)	$729	$674
Platinum ($/oz.)	$1,410	$1,607
Rhodium ($/oz)	$857	$1,122
Combined ($/oz) (4)	$980	$1,043
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,060	$1,200
Gold ($/oz.)	$1,295	$1,622
Silver ($/oz.)	$21	$30
Copper ($/lb.)	$3.05	$3.39
Nickel ($/lb.)	$5.81	$6.43
Average market price per ounce (3)
Palladium ($/oz.)	$745	$739
Platinum ($/oz.)	$1,429	$1,634
Combined ($/oz) (4)	$908	$939

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst material.

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
While the Company believes that these non-GAAP measures may also be of value to outside readers, both as general indicators of the Company’s mining efficiency from period to period and as insight into how the Company internally measures its operating performance, these non-GAAP measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in costs of revenues, they cannot meaningfully be used to develop measures of earnings or profitability. A reconciliation of these measures to costs of revenues, the most comparable measure under GAAP, for each period shown is provided as part of the following tables, and a description of each non-GAAP measure is provided below.
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
When divided by the total tons milled in the respective period, Total Cash Costs per Ton Milled (Non-GAAP) – measured for each mine or combined – provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Costs per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Costs per Ounce (Non-GAAP) – measured for each mine or combined – provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Costs per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Costs of Revenues
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per ounce and per ton data)	2014	2013
Consolidated:
Total cash cost before by-product and recycling credits (Non-GAAP)	$84,051	$80,022
Less: By-product credit	(6,681)	(7,509)
Less: Recycling income credit	(3,167)	(6,031)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$74,203	$66,482

Divided by platinum/palladium ounces produced	131	127

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$643	$629
Less: By-product credit per ounce Pt/Pd produced	(51)	(59)
Less: Recycling income credit per ounce Pt/Pd produced	(24)	(47)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$568	$523

Divided by ore tons milled	295	313

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$285	$256
Less: By-product credit per ore ton milled	(23)	(24)
Less: Recycling income credit per ore ton milled	(11)	(19)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$251	$213

Reconciliation to consolidated costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$74,203	$66,482
Asset retirement costs	181	167
Depletion, depreciation and amortization	14,910	15,025
Depletion, depreciation and amortization (in inventory)	553	(753)
Change in product inventories	(6,714)	(3,683)
Cost of PGM Recycling	90,706	116,862
PGM Recycling - depreciation	241	258
By-product credit	6,681	7,509
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	3,167	6,031
Total consolidated cost of revenues	$183,928	$207,898
Memo: Royalties, Taxes and Other included in Total consolidated cost of revenues	$12,013	$11,692

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per ounce and per ton data)	2014	2013
Stillwater Mine:
Total cash cost before by-product and recycling credits (Non-GAAP)	$55,228	$55,205
Less: By-product credit	(4,016)	(4,665)
Less: Recycling income credit	(2,170)	(4,397)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$49,042	$46,143

Divided by platinum/palladium ounces produced	90	93

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$615	$595
Less: By-product credit per ounce Pt/Pd produced	(45)	(50)
Less: Recycling income credit per ounce Pt/Pd produced	(24)	(47)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$546	$498

Divided by ore tons milled	178	202

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$310	$274
Less: By-product credit per ore ton milled	(23)	(23)
Less: Recycling income credit per ore ton milled	(12)	(22)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$275	$229

Reconciliation to costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$49,042	$46,143
Asset retirement costs	169	155
Depletion, depreciation and amortization	11,385	11,609
Depletion, depreciation and amortization (in inventory)	372	(600)
Change in product inventories	(4,050)	(2,114)
By-product credit	4,016	4,665
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	2,170	4,397
Total cost of revenues	$63,104	$64,255
Memo: Royalties, Taxes and Other included in Total cost of revenues	$7,933	$8,248

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per ounce and per ton data)	2014	2013
East Boulder
Total cash cost before by-product and recycling credits (Non-GAAP)	$28,823	$24,817
Less: By-product credit	(2,665)	(2,844)
Less: Recycling income credit	(997)	(1,634)
Total cash cost net of by-product and recycling credits (Non-GAAP)	$25,161	$20,339

Divided by platinum/palladium ounces produced	41	34

Total cash cost before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$703	$719
Less: By-product credit per ounce Pt/Pd produced	(65)	(82)
Less: Recycling income credit per ounce Pt/Pd produced	(24)	(47)
Total cash cost net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$614	$590

Divided by ore tons milled	117	111

Total cash cost before by-product and recycling credits per ore ton milled (Non-GAAP)	$247	$225
Less: By-product credit per ore ton milled	(23)	(26)
Less: Recycling income credit per ore ton milled	(9)	(15)
Total cash cost net of by-product and recycling credits per ore ton milled (Non-GAAP)	$215	$184

Reconciliation to costs of revenues:
Total cash cost net of by-product and recycling credits (Non-GAAP)	$25,161	$20,339
Asset retirement costs	12	12
Depletion, depreciation and amortization	3,525	3,416
Depletion, depreciation and amortization (in inventory)	181	(153)
Change in product inventories	(2,743)	(1,569)
By-product credit	2,665	2,844
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	997	1,634
Total cost of revenues	$29,798	$26,523
Memo: Royalties, Taxes and Other included in Total cost of revenues	$4,080	$3,444

PGM Recycling and Other: (1)
Cost of open market purchases	$79	$—
Cost of PGM Recycling	90,706	116,862
PGM Recycling - depreciation	241	258
Total cost of revenues	$91,026	$117,120
(1)PGM Recycling and Other include PGM recycling and metal purchased on the open market for resale.

Stillwater Mining Company
All-In Sustaining Cost (A Non-GAAP Measure)
(Unaudited)
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
When divided by the total recoverable PGM ounces in the respective period, All-In Sustaining Costs per Mined Ounce (non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash cost per ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of ore produced.

	Three Months Ended March 31,
(In thousands, except $/oz.)	2014	2013
All-In Sustaining Cost
Total cash cost net of by-product and recycling credits (Non-GAAP)	$74,203	$66,482
Add: Recycling income credit	3,167	6,031
	$77,370	$72,513

Consolidated Corporate General & Administrative costs	$9,604	$15,187
Less: Depreciation and amortization included in Consolidated Corporate General & Administrative costs	(112)	(81)
Less: General & Administrative Costs in Foreign Subsidiaries	(1,856)	(1,512)
Add: Marketing costs	151	1,727
	$7,787	$15,321

Total capitalized costs accrued	$24,674	$28,447
Less: Capital associated with expansion projects	(6,799)	(8,891)
Total Capital incurred to sustain existing operations	$17,875	$19,556

All-In Sustaining Cost (Non-GAAP)	$103,032	$107,390

Mined ounces produced	130.7	127.1

All-In Sustaining Cost per Mined Ounce ($/oz.) (Non-GAAP)	$788	$845

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
COMMODITY PRICE RISK
The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company has entered into supply agreements with suppliers and customers, from time to time has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices.
In its PGM recycling activities, the Company customarily enters into fixed forward sales and, less commonly, financially settled forward sales transactions to mitigate pricing exposure. Under fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal sales.
Financially settled forward sales, which the Company uses only rarely, provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of March 31, 2014, and 2013, the Company was not party to any financially settled forward agreements.
INTEREST RATE RISK
At March 31, 2014, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash borrowings against the facility would be subject to a floating interest rate. There were no such cash borrowings as of March 31, 2014 and 2013.
The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there are currently no cash borrowings under the asset-backed revolving credit facility the Company is not constrained by conventional financial covenants at this time. The issuance of the $396.75 million of 1.75% convertible debentures during the fourth quarter of 2012 increased the Company's total level of indebtedness, which could affect the Company's ability to service its outstanding debt in the future and its creditworthiness in general.
The Company may from time to time invest excess cash balances in short-term instruments. There can be no guarantee that future market disruptions affecting various short-term investments or the potential failure of financial institutions will not have a negative effect on the price and liquidity of investments made by the Company.

FOREIGN CURRENCY RISK
With the acquisition of the Marathon assets in Canada in 2010, the Company gained some exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition in 2011 created further exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associated support costs, should the Company's foreign commitments expand in the future, the exposure would become more material. The Company does not generally hedge its non-U.S. currency exposures at present, but may consider doing so in the future if the scale of its foreign operations grows.
The Company is exposed to a significant inflation rate on its holdings denominated in Argentine pesos. During the first quarter of 2014, the Company recorded a foreign currency transaction gain of $4.2 million on deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred taxes will be settled at a future date in Argentine pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income. The Company does not generally hedge this exposure at present, but may consider doing so in the future if the scale of its foreign operations grows.

ITEM 4
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
(b) Internal Control Over Financial Reporting.
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at March 31, 2014, management determined that during the first quarter of 2014 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily consisting of employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
For further information regarding legal guarantees and indemnities, see Note 20 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2013 Annual Report on Form 10-K.
ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2013, with the Securities and Exchange Commission on March 3, 2014, which sets forth certain Risk Factors associated with the Company in Item 1A therein. There have been no material changes to the risk factors as previously disclosed in the Form 10-K.
ITEM 4
MINE SAFETY DISCLOSURES
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's 2013 Annual Report on Form 10-K. In the first quarter of 2014, the Company received a total of 9 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 - Mine Safety Disclosures of this quarterly report for more information.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	May 1, 2014
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	May 1, 2014
		By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer

EXHIBITS

Number	Description

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

10.1
Executive Employment Agreement between Stillwater Mining Company and Ms. Kristen K. Koss, dated March 6, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 12, 2014).

10.3
Executive Employment Agreement between Stillwater Mining Company and Mr. Brent R. Wadman, dated March 6, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on March 12, 2014).

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