Form 10-Q
period 2014-06-30
STILLWATER MINING CO /DE/
filed 2014-07-31
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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
At July 28, 2014, the Company had outstanding 120,024,493 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
REVENUES
Mine Production	$147,171	$112,742	$272,900	$241,056
PGM Recycling	102,716	153,749	196,251	276,083
Other	—	—	235	—
Total revenues	249,887	266,491	469,386	517,139
COSTS AND EXPENSES
Costs of metals sold
Mine Production	89,499	77,376	167,490	153,129
PGM Recycling	100,266	149,154	190,972	266,016
Other	—	—	79	—
Total costs of metals sold (excludes depletion, depreciation and amortization)	189,765	226,530	358,541	419,145
Depletion, depreciation and amortization
Mine Production	17,540	13,742	32,450	28,767
PGM Recycling	262	261	503	519
Total depletion, depreciation and amortization	17,802	14,003	32,953	29,286
Total costs of revenues	207,567	240,533	391,494	448,431
Marketing	387	2,263	538	3,990
Exploration	674	2,153	1,720	8,104
Proxy contest	—	1,529	—	4,307
Accelerated equity based compensation for change-in-control	—	9,063	—	9,063
Reorganization	5,626	—	6,045	—
General and administrative	8,212	14,146	17,428	26,618
Loss on long-term investments	—	1,092	—	1,654
(Gain) Loss on disposal of property, plant and equipment	(63)	4	(301)	40
Total costs and expenses	222,403	270,783	416,924	502,207
OPERATING INCOME (LOSS)	27,484	(4,292)	52,462	14,932
OTHER INCOME (EXPENSE)
Other	32	17	64	1,162
Interest income	994	1,214	1,819	2,414
Interest expense	(5,868)	(5,438)	(11,719)	(12,090)
Foreign currency transaction gain, net	182	5,222	4,361	9,459
INCOME (LOSS) BEFORE INCOME TAX PROVISION	22,824	(3,277)	46,987	15,877
Income tax provision	(5,166)	(2,380)	(10,291)	(7,230)
NET INCOME (LOSS)	$17,658	$(5,657)	$36,696	$8,647
Net loss attributable to noncontrolling interest	(237)	(349)	(770)	(628)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,895	$(5,308)	$37,466	$9,275
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on investments available-for-sale	178	(5)	141	69
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,073	$(5,313)	$37,607	$9,344
Comprehensive loss attributable to noncontrolling interest	(237)	(349)	(770)	(628)
TOTAL COMPREHENSIVE INCOME (LOSS)	$17,836	$(5,662)	$36,837	$8,716
Weighted average common shares outstanding
Basic	119,867	118,435	119,738	117,937
Diluted	156,167	118,435	155,921	118,391
Basic earnings (loss) per share attributable to common stockholders	$0.15	$(0.04)	$0.31	$0.08
Diluted earnings (loss) per share attributable to common stockholders	$0.14	$(0.04)	$0.29	$0.08

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$246,408	$286,687
Investments, at fair market value	255,490	209,338
Inventories	169,409	158,650
Trade receivables	13,625	8,988
Deferred income taxes	19,329	21,547
Prepaids	6,307	3,912
Other current assets	15,805	14,757
Total current assets	726,373	703,879
Mineral properties	159,252	159,252
Mine development, net	372,964	346,346
Property, plant and equipment, net	118,963	124,731
Deferred debt issuance costs	7,214	7,945
Other noncurrent assets	5,144	4,527
Total assets	$1,389,910	$1,346,680
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$24,222	$32,088
Accrued compensation and benefits	27,950	30,646
Property, production and franchise taxes payable	15,435	14,495
Current portion of long-term debt and capital lease obligations	31,737	2,035
Income taxes payable	12,554	4,416
Other current liabilities	7,330	5,368
Total current liabilities	119,228	89,048
Long-term debt and capital lease obligations	286,322	308,667
Deferred income taxes	68,798	79,159
Accrued workers compensation	6,343	6,031
Asset retirement obligation	9,024	8,654
Other noncurrent liabilities	7,884	7,262
Total liabilities	497,599	498,821
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 119,964,825 and 119,466,449 shares issued and outstanding	1,200	1,195
Paid-in capital	1,083,809	1,076,200
Accumulated deficit	(211,969)	(249,436)
Accumulated other comprehensive income	147	6
Total stockholders’ equity	873,187	827,965
Noncontrolling interest	19,124	19,894
Total equity	892,311	847,859
Total liabilities and equity	$1,389,910	$1,346,680
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,696	$8,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	32,953	29,286
(Gain) Loss on disposal of property, plant and equipment	(301)	40
Loss on long-term investments	—	1,654
Amortization/accretion on investment premium/discount	1,038	1,713
Deferred taxes	(4,043)	51
Foreign currency transaction gain, net	(4,361)	(9,459)
Accretion of asset retirement obligation	370	338
Amortization of deferred debt issuance costs	731	923
Accretion of convertible debenture debt discount	8,407	7,725
Accelerated equity based compensation for change-in-control	—	9,063
Share based compensation and other benefits	6,909	11,039
Non-cash capitalized interest	(1,396)	(2,022)
Changes in operating assets and liabilities:
Inventories	(11,099)	(35,113)
Trade receivables	(4,637)	5,556
Prepaids	(2,395)	(3,020)
Accrued compensation and benefits	(2,700)	(1,172)
Accounts payable	(6,581)	3,329
Property, production and franchise taxes payable	1,562	338
Income taxes payable	8,138	3,358
Accrued workers compensation	312	459
Other operating assets	(1,248)	(3,774)
Other operating liabilities	1,945	1,972
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,300	30,931
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(53,780)	(58,825)
Proceeds from disposal of property, plant and equipment	323	46
Purchases of investments	(134,367)	(65,267)
Proceeds from maturities of investments	87,395	101,006
NET CASH USED IN INVESTING ACTIVITIES	(100,429)	(23,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(1,043)	(165,247)
Issuance of common stock	893	114
NET CASH USED IN FINANCING ACTIVITIES	(150)	(165,133)
CASH AND CASH EQUIVALENTS
Net decrease	(40,279)	(157,242)
Balance at beginning of period	286,687	379,680
BALANCE AT END OF PERIOD	$246,408	$222,438
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) at June 30, 2014, the results of its operations for the three- and six-month periods ended June 30, 2014 and 2013, and its cash flows for the six months then ended. The results of operations for the first six months of 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and the Company's 2013 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The new standard becomes effective on January 1, 2017, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early application is not permitted.
The Company reclassified items previously included in Other to Other operating assets and Other operating liabilities for the period ended June 30, 2013, for presentation purposes within the operating activities of the Company's Consolidated Statements of Cash Flows.
The Company evaluates subsequent events through the date the consolidated financial statements are issued. Other than the redemption of the 8.0% State of Montana Exempt Facility Revenue Bonds, Series 2000, noted below, no subsequent events were identified that required additional disclosure in the consolidated financial statements through the date of this filing.
In June 2014, the Company provided notice that it intended to exercise its contractual right to call its $30.0 million in aggregate principal amount of outstanding 8.0% State of Montana Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments, due July 1, 2020 (the "Series 2000 Bonds") at par, plus accrued and unpaid interest. Subsequent to the end of the 2014 second quarter, the Company redeemed the entire $30.0 million aggregate principal amount of Series 2000 Bonds for the total amount of $30,040,000, including accrued interest.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ore from its Montana operations containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from Mine Production. During the second quarters of 2014 and 2013, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $8.6 million and $6.9 million, respectively. During the first six months of 2014 and 2013, total by-product sales were $15.3 million and $14.5 million, respectively.

During the first half of 2014, all Company sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements. The Company entered into a binding Framework Agreement with Johnson Matthey in May of 2014, and is currently finalizing a five-year agreement reflecting the terms of the Framework Agreement.
Under the terms of this new agreement Johnson Matthey has an exclusive five-year right to refine all of the PGM filter cake the Company produces at its Columbus, Montana facilities. Johnson Matthey also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company's existing sales agreement with Tiffany, which are specifically excluded from the Johnson Matthey agreement) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreement include a good-faith effort by Johnson Matthey to assist in growing the Company's recycling volumes, sharing of market intelligence to the extent permitted by law, and a cooperative effort to evaluate and possibly develop new technologies. The Company also has the continuing ability to exit the Johnson Matthey PGM supply arrangement by the payment of a nominal fee. The Company, in its sole discretion, may terminate the refining arrangement after four years, in which event the Company shall pay an additional fee to Johnson Matthey per troy ounce of recovered PGM for the remaining term of the refining arrangement.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, when no related obligations remain and collectability is probable.
PGM RECYCLING
The Company purchases spent catalyst materials from third parties and processes this material in its facilities in Columbus, Montana, to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst materials with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash against a shipment of material shortly before actually receiving the physical shipment at its processing facility in Columbus, Montana. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company at which time the advance is reclassified into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the cash advance was made until the out-turn date of the inventory from the final refiner.
OTHER
The Company recognized revenue of approximately $0.2 million, in the first quarter of 2014, from the liquidation of its promotional jewelry inventory. This is shown as other revenue in the Consolidated Statements of Comprehensive Income (Loss).
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- and six-month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
Customer A	33%	14%	33%	14%
Customer B	18%	28%	20%	27%
Customer C	14%	12%	10%	14%
Customer D	12%	—	—	—
Customer E	—	14%	—	15%
	77%	68%	63%	70%
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
The Company determined there were no material events or changes in circumstances requiring the Company to test long-lived assets for impairment at June 30, 2014. However, during the third quarter of 2013, the Company recorded a $290.4 million (before-tax) impairment in the carrying value of the Altar mineral property in Argentina, reducing the carrying value to its estimated fair market value of $102.0 million. At December 31, 2013, the Company recorded a $171.4 million (before-tax) impairment in the carrying value of the Marathon assets, reducing the carrying value to their estimated fair value of $57.2 million.
NOTE 4
NONCONTROLLING INTEREST
In 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties, for approximately $81.3 million in cash and contributed an additional $13.6 million to satisfy Mitsubishi's portion of the venture's initial cash call. Mitsubishi is responsible for funding 25% of the operating, capital and exploration expenditures on the Marathon properties and has agreed to cooperate and support efforts to secure project financing for Marathon. Mitsubishi will have an option to purchase up to 100% of Marathon's future PGM production under a related supply agreement at a small discount to market. The change in the parent company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $19.1 million and $19.9 million at June 30, 2014 and December 31, 2013, respectively.
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
MINE PRODUCTION
The Company had no derivative instruments outstanding pertaining to its mined production during the six-month periods ended June 30, 2014 or 2013.

PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to derivative accounting treatment and so has elected to account for these transactions as normal sales.
If the Company is unable to complete the processing of the recycled material by the contractual delivery date, it either covers its delivery commitments with mine production or purchases finished metal in the open market. If open market purchases are used, the Company bears the risk of any changes in the market price relative to the price stipulated in the delivery contract.
All of the fixed forward sales contracts open at June 30, 2014, will settle at various periods through January 2015. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s contractual acquisition prices by a predetermined margin limit. At June 30, 2014, no such margin deposits were outstanding or due.
On occasion, the Company has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were outstanding during the three- and six-month periods ended June 30, 2014 and 2013. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive Income (Loss).
The following is a summary of the Company's commodity derivatives in place at June 30, 2014:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
Third Quarter 2014	32,884	$1,449	49,445	$813	7,357	$1,070
Fourth Quarter 2014	6,219	$1,459	7,436	$833	2,058	$1,079
First Quarter 2015	—	$—	—	$—	20	$1,105
NOTE 6
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors, and began to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under two separate plans: the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, the Company's stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 11.6 million shares of common stock were authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, and the General Employee Plan, respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 4.4 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at June 30, 2014.

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
There was no compensation expense associated with stock option grants recorded for the three- and six-month periods ended June 30, 2014. All outstanding, unvested stock options vested in the second quarter of 2013 and compensation expense related to the fair value of stock options during the three- and six-month periods ended June 30, 2013, was approximately $30,400 and $41,400, respectively. The compensation expense for prior periods was recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company received approximately $0.9 million in cash from the exercise of stock options in the six-month period ended June 30, 2014, and approximately $0.1 million in the comparable period in 2013.
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

The following table summarizes the status of and changes in the Company’s nonvested shares during the first six months of 2014:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	31,057	$11.55
Granted	563,375	14.66
Vested	—	—
Forfeited	(200)	11.81
Nonvested shares at March 31, 2014	594,232	$14.50
Granted	4,181	15.89
Vested	(32,134)	13.88
Forfeited	(37,997)	14.31
Nonvested shares at June 30, 2014	528,282	$14.55
At June 30, 2014, the Company had outstanding nonvested time-based and performance-based restricted stock units of 313,108 and 215,174, respectively. Total compensation expense related to grants of nonvested shares was $0.8 million and $12.9 million in each of the three-month periods ended June 30, 2014 and 2013, respectively. Compensation expense related to grants of nonvested shares was $1.0 million and $14.6 million in the six-month periods ended June 30, 2014 and 2013, respectively. Compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss).
The following table presents the compensation expense of the nonvested shares outstanding at June 30, 2014, to be recognized over the remaining vesting periods:

(In millions)	Compensation Expense
Remaining 2014	$1.4
2015	2.6
2016	2.5
2017	0.1
Total	$6.6

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
At June 30, 2014, the Company has approximately $115.4 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2028. Usage of $89.4 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company has $33.4 million of alternative minimum tax credit carryforwards which will not expire and $1.2 million in general business credits expiring during 2031 to 2033. The Company has approximately $2.4 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also has $54.4 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $20.7 million during 2014 to 2019 and $24.1 million during 2024 to 2034. Currently, $9.6 million of foreign net operating losses have an indefinite life.
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
The provision for income taxes for the three- and six-month periods ended June 30, 2014 and 2013, consists of U.S. Federal income tax, state tax expense, as well as deferred tax benefit from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance. As a result of an analysis concluded during the year ended December 31, 2013, the Company determined it has tax exposure in certain states for which tax filings had not previously been made. Tax returns will be filed in such states for the tax years affected, and any unpaid taxes will be paid. This will also require the amendment of tax returns previously filed in Montana for the tax years affected. At June 30, 2014, the impact of the unpaid tax, net of expense recorded including interest and penalties, associated with this matter is estimated at $1.7 million.
The Company recognized an income tax provision of $5.2 million and $2.4 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $10.3 million and $7.2 million for the six-month periods ended June 30, 2014 and 2013, respectively.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Company's Consolidated Statements of Comprehensive Income (Loss). The interest and penalties accrued at June 30, 2014, were $2.2 million. There were no interest or penalties in the same period of 2013. The Company made income tax payments of $1.2 million and $2.4 million in the six-month periods ended June 30, 2014 and 2013, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2013, 2012, 2011 and 2010, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized.
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

The holders of the remaining debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018, or March 15, 2023, or at any time before March 15, 2028, upon the occurrence of certain events. The Company has the right at its discretion to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at June 30, 2014, and December 31, 2013, is $2.2 million aggregate principal amount, reported as a long-term debt obligation.

There was no amortization expense related to the issuance costs of the 1.875% debentures for the three-month periods ended June 30, 2014 and 2013. There was no amortization expense related to the 1.875% debentures for the six-month period ended June 30, 2014, and for the six-month period ended June 30, 2013, the amortization expense was approximately $0.2 million. The interest expense on the 1.875% debentures was approximately $10,500 for each of the three-month periods ended June 30, 2014 and 2013. Interest expense for the six-month periods ended June 30, 2014 and 2013, was $21,000 and $0.7 million, respectively. The Company made cash payments of $21,000 and $1.6 million for interest on the 1.875% debentures for the six-month periods ended June 30, 2014 and 2013, respectively.
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
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at June 30, 2014, and December 31, 2013, was approximately $282.4 million and $274.0 million, respectively, which is net of unamortized discount of $114.4 million and $122.8 million, respectively.
Amortization expense related to the issuance costs of the 1.75% debentures for each of the three-month periods ended June 30, 2014 and 2013, was $0.3 million. Amortization of the issuance costs of the 1.75% debentures was approximately $0.6 million for each of the six-month periods ended June 30, 2014 and 2013. The interest expense for the three-month periods ended June 30, 2014 and 2013, was approximately $6.0 million and $5.6 million, respectively. The interest expense was approximately $11.9 million and $11.1 million for the six-month periods ended June 30, 2014 and 2013, respectively. The Company made $3.5 million and $3.2 million in interest payments on the 1.75% debentures during the six-month periods ended June 30, 2014, and 2013, respectively.
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of the Series 2000 Bonds. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds were scheduled to mature on July 1, 2020, and had a stated interest rate of 8.0% with interest paid semi-annually. Net discounted proceeds from the offering were $28.7 million, yielding an effective rate of 8.57%. The balance outstanding at June 30, 2014 and December 31, 2013, was $29.7 million, which is net of unamortized discount of $0.3 million. The Company made $1.2 million in interest payments on the revenue bonds in each of the six-month periods ended June 30, 2014 and 2013.
In June 2014, the Company provided notice that it intended to exercise its contractual right to call $30.0 million in aggregate principal amount of outstanding Series 2000 Bonds at par, plus accrued and unpaid interest. Subsequent to the end of the 2014 second quarter, the entire $30.0 million was redeemed including accrued and unpaid interest of $40,000. The Company will recognize approximately $0.7 million of debt retirement expense in the 2014 third quarter associated with unamortized debt discount and origination fees related to these revenue bonds.

ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded its maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. Borrowings under this working capital credit facility are limited to a borrowing base equal to the sum of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the credit agreement state that the borrowings will be secured by the Company's accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the facility remains available. The facility includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn under the facility increases. The Company also pays a commitment fee on committed but unutilized borrowing capacity available under the facility at a rate per annum of 0.375% or 0.5%, depending on the amount of the facility drawn.
The Company recognized $0.3 million in fees associated with the asset-backed revolving credit agreement in each of the three-month periods ended June 30, 2014 and 2013, and $0.5 million and $0.6 million in the six-month periods ended June 30, 2014 and 2013, respectively. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for each of the three-month periods ended June 30, 2014 and 2013, and $0.1 million for each of the six-month periods ended June 30, 2014 and 2013. At June 30, 2014, there were no outstanding borrowings under this revolving credit facility and approximately $17.9 million in undrawn irrevocable letters of credit have been issued under this facility as collateral for sureties.
CAPITAL LEASE OBLIGATIONS
The Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $1.1 million on its capital lease obligation in each of the six-month periods ended June 30, 2014 and 2013. The cash payments for each of the six-month periods ended June 30, 2014 and 2013, included interest of less than $0.1 million. At June 30, 2014, and December 31, 2013, the outstanding balance under the capital lease was $3.6 million and $4.6 million, respectively.
The following is a schedule, by year, of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
Remaining 2014	$1,084
2015	2,168
2016	590
Total minimum lease payments	$3,842
Less interest at rates ranging from 5.21% to 5.46% (before-tax)	203
Net minimum lease payments	$3,639
Less current portion	2,011
Total long-term capital lease obligation	$1,628
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the three-month periods ended June 30, 2014 and 2013, the Company capitalized interest of $1.1 million and $1.2 million, respectively. For the six-month periods ended June 30, 2014 and 2013, the Company capitalized interest of $2.2 million and $2.0 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income (Loss).

NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	50,915	50,915
Coldwell Complex property	4,417	4,417
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	$570,317	$532,480
East Boulder Mine	190,446	179,263
	$920,015	$870,995
Accumulated depletion and amortization	(387,799)	(365,397)
Total mineral properties and mine development, net	$532,216	$505,598
NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Machinery and equipment	$144,097	$138,351
Buildings and structural components	169,071	160,076
Land	8,592	8,592
Construction-in-progress:
Stillwater Mine	2,124	5,818
East Boulder Mine	1,180	1,057
Marathon	402	402
Processing facilities and other	738	5,841
	$326,204	$320,137
Accumulated depreciation	(207,241)	(195,406)
Total property, plant, and equipment, net	$118,963	$124,731

The Company's capital outlay for the six-month periods ended June 30, 2014 and 2013, was as follows:

	June 30,	June 30,
(In thousands)	2014	2013
Stillwater Mine	$39,056	$36,541
East Boulder Mine	12,675	12,347
Marathon project	—	5,895
Altar project	—	100
Other	2,049	3,942
Total capital outlay	$53,780	$58,825

NOTE 11
SEGMENT INFORMATION
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in operations and geographic separation.
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
The PGM Recycling segment is engaged in the recycling of spent catalyst materials to recover the PGMs contained in the material. The Company purchases the majority of catalyst materials processed by the PGM Recycling segment from third party suppliers for its own account and sells the recovered metals directly. The PGM Recycling segment also accepts catalyst materials supplied from several third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
The Canadian Properties segment consists of the Marathon PGM assets (which consist primarily of the Marathon project mineral property) and the Coldwell Complex (exploration mineral properties). The Marathon project mineral property is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Coldwell Complex exploration mineral properties are located adjacent to the Marathon property.
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
The Company evaluates performance and allocates resources based on income or loss before income tax provision.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended June 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$147,171	$102,716	$—	$—	$—	$249,887
Depletion, depreciation and amortization	$17,540	$262	$—	$—	$—	$17,802
General and administrative expenses	$—	$—	$663	$210	$7,339	$8,212
Interest income	$—	$739	$1	$14	$240	$994
Interest expense	$—	$—	$—	$—	$5,868	$5,868
Income (loss) before income tax provision	$40,133	$2,926	$(748)	$(1,091)	$(18,396)	$22,824
Capital expenditures	$26,871	$14	$—	$—	$762	$27,647
Total assets	$572,862	$98,640	$78,074	$108,057	$532,277	$1,389,910

(In thousands)				South American Properties

Three Months Ended June 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$112,742	$153,749	$—	$—	$—	$266,491
Depletion, depreciation and amortization	$13,742	$261	$—	$—	$—	$14,003
General and administrative expenses	$—	$—	$316	$821	$13,009	$14,146
Interest income	$—	$954	$5	$33	$222	$1,214
Interest expense	$—	$—	$—	$—	$5,438	$5,438
Income (loss) before income tax provision	$21,623	$5,288	$(1,232)	$3,128	$(32,084)	$(3,277)
Capital expenditures	$24,228	$82	$2,907	$6	$2,196	$29,419
Total assets	$504,401	$112,079	$258,630	$408,481	$478,677	$1,762,268

(In thousands)				South American Properties

Six Months Ended June 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$272,900	$196,251	$—	$—	$235	$469,386
Depletion, depreciation and amortization	$32,450	$503	$—	$—	$—	$32,953
General and administrative expenses	$—	$—	$1,989	$322	$15,117	$17,428
Interest income	$—	$1,318	$3	$30	$468	$1,819
Interest expense	$—	$—	$—	$—	$11,719	$11,719
Income (loss) before income tax provision	$72,960	$6,093	$(2,638)	$2,093	$(31,521)	$46,987
Capital expenditures	$51,731	$127	$—	$—	$1,922	$53,780
Total assets	$572,862	$98,640	$78,074	$108,057	$532,277	$1,389,910

(In thousands)				South American Properties

Six Months Ended June 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$241,056	$276,083	$—	$—	$—	$517,139
Depletion, depreciation and amortization	$28,767	$519	$—	$—	$—	$29,286
General and administrative expenses	$—	$—	$707	$1,942	$23,969	$26,618
Interest income	$—	$1,771	$9	$142	$492	$2,414
Interest expense	$—	$—	$—	$—	$12,090	$12,090
Income (loss) before income tax provision	$59,159	$11,320	$(2,083)	$1,964	$(54,483)	$15,877
Capital expenditures	$48,888	$132	$5,895	$100	$3,810	$58,825
Total assets	$504,401	$112,079	$258,630	$408,481	$478,677	$1,762,268

NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income (Loss). At the time the securities are sold, or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discount or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income at January 1, 2013. The amounts reclassified out of Other comprehensive (loss) income during the three- and six-month periods ended June 30, 2014 and 2013, were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at June 30, 2014, and December 31, 2013, are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2014
	Federal agency notes	$158,438	$128	$—	$158,566
	Commercial paper	97,069	11	(156)	96,924
	Mutual funds	433	270	—	703
	Total	$255,940	$409	$(156)	$256,193

2013
	Federal agency notes	$97,509	$76	$—	$97,585
	Commercial paper	112,063	10	(320)	111,753
	Mutual funds	359	245	—	604
	Total	$209,931	$331	$(320)	$209,942
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.
The maturities of available-for-sale securities at June 30, 2014, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$66,024	$66,079
Due after one year through two years	92,414	92,487
Total	$158,438	$158,566

Commercial paper
Due in one year or less	$62,263	$62,191
Due after one year through two years	34,806	34,733
Total	$97,069	$96,924
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. At both June 30, 2014, and December 31, 2013, these long-term investments totaled $1.0 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 13
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first six months of 2014 or 2013.
The costs of mined PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depletion, depreciation, amortization, third party refining costs and other overhead costs relating to mining and processing activities incurred as of such date.
The costs of recycling PGM inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials, depreciation and third party refining costs which relate to the processing activities incurred as of such date.
Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Metals inventory
Raw ore	$6,061	$4,638
Concentrate and in-process	54,700	67,251
Finished goods	81,674	60,100
Total metals inventory	$142,435	$131,989
Materials and supplies	26,974	26,661
Total inventory	$169,409	$158,650
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers and holds for such customers until the tolled material is transported to a third party refiner.

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options and nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. For the purposes of calculating earnings per share attributable to common stockholders, reported net income attributable to common stockholders for the three- and six-month periods of 2014 was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the loss attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. No adjustment was made to reported net income attributable to common stockholders during the three- and six-month periods ended June 30, 2013, because the effect would have been anti-dilutive. The Company currently has only one class of equity shares outstanding.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three- and six-month periods ended June 30, 2014, are shown in the following table:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$17,895	119,867	$0.15	$37,466	119,738	$0.31
Effect of Dilutive Securities
Stock options	—	28		—	45
Nonvested shares	—	79		—	20
Contingently issuable shares	—	95		—	20
1.875% Convertible debentures, net of tax	—	95		—	95
1.75% Convertible debentures, net of tax	4,095	36,003		8,170	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$21,990	156,167	$0.14	$45,636	155,921	$0.29
Potential dilutive common shares include outstanding stock options, restricted stock units, performance shares and convertible debentures. For periods in which the Company reports a net loss attributable to common stockholders, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. For the three month period ended June 30, 2013, the Company reported a net loss attributable to common stockholders resulting in all potentially dilutive shares being excluded from the computation of diluted weighted average shares.
For the six month period ended June 30, 2013, the following items were included in the diluted earnings per share calculation:

Six Months Ended
(In thousands)	June 30, 2013
Stock options	57
Nonvested shares	397

For the three- and six- month periods ended June 30, 2013, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Stock options	146	90
Nonvested shares	82	—
1.875% Convertible debentures, net of tax	95	95
1.75% Convertible debentures, net of tax	36,003	36,003

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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2014	Total	Level 1	Level 2	Level 3
Mutual funds	$703	$703	$—	$—
Investments
Federal agency notes	$158,566	$—	$158,566	$—
Commercial paper	$96,924	$—	$96,924	$—

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$604	$604	$—	$—
Investments
Federal agency notes	$97,585	$—	$97,585	$—
Commercial paper	$111,753	$—	$111,753	$—
The fair value of the mutual funds is based on market prices which are readily available. The money market fund is classified as Level 1 and is recorded in Cash and cash equivalents on the Company's Consolidated Balance Sheets. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014, and December 31, 2013, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2014	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$411,711	$—	$411,711	$—
Exempt facility revenue bonds	$32,507	$—	$—	$32,507

(In thousands)	Fair Value Measurements
At December 31, 2013	Total	Level 1	Level 2	Level 3
Marathon mineral properties and property, plant and equipment	$57,272	$—	$—	$57,272
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$308,574	$—	$308,574	$—
Exempt facility industrial revenue bonds	$30,050	$—	$—	$30,050
Long-term investments	$1,021	$1,021	$—	$—
The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million in principal amount of Series 2000 Bonds at June 30, 2014, and December 31, 2013. The Company used its current trading data to determine the fair value of each of its convertible debentures, the $2.2 million of outstanding 1.875% debentures and the $396.75 million of outstanding 1.75% debentures at June 30, 2014, and December 31, 2013. The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2013, is based on market prices which are readily available. The fair market value of the Marathon mineral property at December 31, 2013, was based on comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. The fair market value of the Company's Altar mineral property was remeasured at the end of the third quarter of 2013 based on Level 3 inputs such as comparable transactions for similar undeveloped mineral properties and market multiples for similar projects.

NOTE 16
RELATED PARTIES

Mitsubishi owns a 25% interest in the Company's previously wholly-owned subsidiary, SCI, which owns the Marathon PGM-copper project and related properties located in northern Ontario, Canada. The Company made PGM sales of $45.8 million and $73.8 million to Mitsubishi in the three-month periods ended June 30, 2014 and 2013, respectively, and $93.8 million and $139.6 million for the six-month periods ended June 30, 2014 and 2013, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and its 2013 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana, and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes and refines palladium and platinum ore from two underground mines situated within the J-M Reef, which is an extensive trend of platinum group metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. The milled ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana, which further processes the ore concentrates and also recycles spent catalyst materials containing PGMs received from third parties. A large portion of the recycling material processed by the Company is purchased for the Company’s own account; the balance is toll processed on behalf of others. The finished product from the base metals refinery is a PGM-rich filter cake which is shipped to a third party for final refining and then delivered as finished metal into the Company's account.

During the first half of 2014, the Company continued to focus on initiatives intended to increase operating efficiency and improve the Company's overall return on capital. These efforts include reassessing the Company's capital allocation practices, mining operations, corporate structure and development and exploration projects. Noteworthy steps taken recently in support of these efficiency improvements include reorganization of various portions of the Company's workforce, finalizing a broad new PGM sales arrangement with Johnson Matthey, advancing a study of the profitability of each mining area within the Stillwater Mine, and (subsequent to quarter end) retiring approximately $30.0 million of the Company's long-term debt. The Company also has an internal goal to reduce its All-in Sustaining Costs (AISC) (a non-GAAP measure defined in more detail below - please see "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues.") by approximately $100 per ounce over the medium term from its 2013 costs.
SECOND QUARTER 2014
For the second quarter of 2014, the Company reported consolidated net income attributable to common stockholders of $17.9 million, or $0.14 per diluted share, an increase over the consolidated net loss attributable to common stockholders of $5.3 million, or $0.04 per share, reported in the second quarter 2013. The increased earnings primarily reflect pre-tax savings in marketing costs, general and administrative, exploration and other miscellaneous costs as well as higher earnings from the Mine Production segment. During the second quarter and first half of 2013, the Company incurred expenses related to a proxy contest and compensation expense triggered by a change-in-control.
Mined palladium and platinum sold in this year's second quarter increased to 144,000 ounces from 122,300 ounces in the second quarter of 2013. These increased sales include the sale of 17,600 ounces of PGMs from inventory. The average combined realized price on sales of mined palladium and platinum was $962 per ounce in the second quarter of 2014, compared to $865 per ounce realized in the second quarter of 2013. Consolidated total cash costs per mined ounce for the Company’s mining operations (“total cash costs, net of credits, per mined ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues) averaged $550 per ounce in the second quarter of 2014, 3.4% higher than the $532 per ounce in the second quarter of 2013. The cost increase in the second quarter of 2014 reflected contractual wage rate increases.
PGM Recycling segment revenues for the second quarter of 2014 totaled $102.7 million, down 33.2% from the $153.7 million reported for the second quarter of 2013. Tolling revenues increased to $1.0 million in this year’s second quarter, compared to $0.6 million in the second quarter of 2013. Total recycling sales volumes (including palladium, platinum and rhodium) totaled 101,400 ounces for the second quarter of 2014 at an average realization of $1,002 per ounce, below the 143,100 recycling ounces sold during the second quarter of 2013 at an average realization of $1,070 per ounce. Including tolled volumes, recycling material processed during the second quarter of 2014 averaged approximately 20.4 tons per day, less than the 28.4 tons per day in the same period of 2013. The Company's recycling tonnages in 2013 were at record levels but have since stabilized to tonnage more consistent with historical experience. The cost of metals sold from the PGM Recycling segment was $100.3 million in the second quarter of 2014 compared to $149.2 million in the second quarter of 2013, a decrease of 32.8%. A majority of the cost of metals sold from the PGM Recycling segment is attributable to purchasing recyclable catalyst materials for the Company's own account, and therefore, changes in the aggregate cost of metals sold from the PGM Recycling segment are driven largely by the volume of recyclable catalyst materials purchased by the Company in a given period.

The Company's cash balance, excluding restricted cash, was $246.4 million at June 30, 2014, compared to $286.7 million at December 31, 2013. The Company's total liquidity, expressed as available cash and cash equivalents plus highly liquid investments, at June 30, 2014, was $501.9 million, an increase over the $496.0 million reported at December 31, 2013. Net working capital (including cash and investments) decreased to $607.1 million at June 30, 2014, from $614.8 million at December 31, 2013. During the first six months of 2014, gross working capital in the PGM Recycling segment increased to $94.3 million from $76.1 million at December 31, 2013, as volumes in the PGM Recycling segment grew throughout the quarter in line with increasing PGM prices.
MINING OPERATIONS
Mine production of palladium and platinum totaled 126,400 ounces in the second quarter of 2014, a decrease of 3.9% from the 131,500 ounces produced in the second quarter of 2013. Lower ore tonnage produced at the Stillwater mine as a result of the characteristics of the stopes available for mining in the period and the move to mine higher margin ounces generally accounted for this decline in total mined ounces produced.
For historical reasons, the Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment revenue attributable to the Mine Production segment. The table below illustrates the effect of applying these credits to the average cash costs per mined ounce for the combined Montana mining operations.

Combined Montana Mining Operations Cash Costs Per Mined Ounce	2014 Second Quarter	2013 Second Quarter	2014 Year-to-date	2013 Year-to-date
Reported Total Cash Costs per Mined Ounce, Net of Credits *	$550	$532	$559	$527
By-Product Revenue Credit	68	53	60	56
PGM Recycling Income Credit	23	40	24	44
Total Cash Costs per Mined Ounce before Credits	$641	$625	$643	$627
* These are non-GAAP measures. For a full description and reconciliation of these and other non-GAAP measures to GAAP accounting measures, see Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues below.
For the Company's Montana operations, the Company has recently introduced another, more comprehensive non-GAAP measure of operating efficiency, All-in Sustaining Costs per mined ounce. This measure starts with Total Cash Costs per Mined Ounce, Net of Credits, as shown above, adds back the effect of the recycling credit, and then adds corporate overhead costs and accrued capital spending before project capital, all expressed per returnable ounce produced. This measure, first introduced in the gold industry, is intended as an indication of the total cash operating costs, corporate overhead costs and reinvested capital required to sustain the Company's current level of mining activities. See -- "Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues." For the second quarter of 2014, all-in sustaining costs per ounce averaged $792 per ounce, compared to $847 per ounce in the second quarter of 2013, reflecting lower corporate costs and non-project capital spending during the second quarter of 2014.
Stillwater Mine
At the Stillwater Mine, second quarter 2014 palladium and platinum production totaled 84,000 ounces, a decrease of 7.7% from the 91,000 ounces produced in the second quarter of 2013. Average ore grades at the Stillwater Mine improved to approximately 0.50 combined ounces of palladium and platinum per ton in the quarter ended June 30, 2014, compared to 0.48 ounces per ton in the quarter ended June 30, 2013. Total ore and reef waste production averaged 1,978 tons per day at the Stillwater Mine during the second quarter of 2014, down from 2,318 tons per day in the second quarter of 2013. The reduced tonnage reflected reallocation of some mining resources toward primary and secondary development during the 2014 quarter and a focus on higher margin ounces. The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the cash costs per mined ounce at the Stillwater Mine.

Stillwater Mine Cash Costs Per Mined Ounce	2014 Second Quarter	2013 Second Quarter	2014 Year-to-date	2013 Year-to-date
Reported Total Cash Costs per Mined Ounce, Net of Credits *	$535	$532	$541	$515
By-Product Revenue Credit	60	45	52	48
PGM Recycling Income Credit	23	40	24	44
Total Cash Costs per Mined Ounce before Credits	$618	$617	$617	$607
* These are non-GAAP measures. For a full description and reconciliation of these and other non-GAAP measures to GAAP accounting measures, see Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues below.
Stillwater Mine’s total cash costs per mined ounce, net of credits, increased slightly in the second quarter of 2014, due to lower mined ounces produced. For the first half of 2014 total cash costs per mined ounce, net of credits, increased 5.0% mostly attributable to lower tons mined as a result of characteristics of the stopes available for mining in the period and the move to mine higher margin ounces.
Capital expenditures at the Stillwater Mine totaled $20.6 million for the second quarter of 2014, including $3.0 million for the Blitz development, compared to the $18.0 million of capital spent at the Stillwater Mine during the second quarter of 2013, of which $4.4 million was for the Blitz development. Primary and secondary development footages for the second quarter of 2014 increased over the comparable footages for the second quarter of 2013, with primary and secondary development advancing approximately14,800 feet in the second quarter of 2014 and 11,500 feet in the second quarter of 2013. Diamond drilling footage for the second quarter of 2014 totaled approximately 84,700 feet, compared to the 82,100 feet drilled in the second quarter of 2013.
The focus on investing in development capital and diamond drilling is indicative of the Company’s commitment to setting the Stillwater Mine up for more efficient operations going forward.
East Boulder Mine
Mine production at the East Boulder Mine increased to 42,400 combined ounces of palladium and platinum for the second quarter of 2014, an increase of 4.7% over the 40,500 ounces produced in the second quarter of 2013. Total ore and reef waste production at the East Boulder Mine averaged 1,405 tons per day during the second quarter of 2014, an increase from 1,363 tons per day in the second quarter of 2013.

East Boulder Mine Cash Costs Per Mined Ounce	2014 Second Quarter	2013 Second Quarter	2014 Year-to-date	2013 Year-to-date
Reported Total Cash Costs per Mined Ounce, Net of Credits *	$580	$532	$597	$559
By-Product Revenue Credit	85	71	75	76
PGM Recycling Income Credit	23	41	24	44
Total Cash Costs per Mined Ounce before Credits	$688	$644	$696	$679
* These are non-GAAP measures. For a full description and reconciliation of these and other non-GAAP measures to GAAP accounting measures, see Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues below.
Total cash costs per mined ounce, net of credits, (a non-GAAP measure) increased approximately 9.0% for the second quarter of 2014 related to higher direct mining costs. For the first half of 2014, total cash costs per mined ounce, net of credits, increased 6.8% over the same period of 2013 due to high labor and material costs.
Capital expenditures at the East Boulder Mine totaled $6.3 million in the second quarter of 2014 and of 2013. Graham Creek capital expenditures totaled $0.3 million in the second quarter of 2014 compared to $0.8 million in the second quarter of 2013. Actual primary and secondary development advanced approximately 5,400 feet during the second quarter of 2014. The comparable development advance in the second quarter of 2013 was 5,000 feet. Diamond drilling footage for the second quarter of 2014 totaled approximately 38,000 compared to the 44,000 feet drilled in the second quarter of 2013.

PGM RECYCLING SEGMENT
For the second quarter of 2014, the Company earned $2.9 million from its PGM Recycling operations on revenues of $102.7 million, reflecting a combined average realization (including palladium, platinum and rhodium) of $1,002 per sold ounce. For the second quarter of 2013, the Company reported income from its PGM Recycling operations of $5.3 million on revenues of $153.7 million and a combined average realization of $1,070 per sold ounce. Sold ounces of recycled PGMs decreased 29.1% to 101,400 ounces in the second quarter of 2014 from 143,100 ounces for the second quarter of 2013. Tolled recycling ounces decreased during the second quarter of 2014; the Company processed and returned 15,700 tolled ounces in the second quarter of 2014 compared to 25,500 tolled ounces in the second quarter of 2013. Total recycling ounces processed, including both purchased and tolled materials, decreased to 134,300 ounces in the second quarter of 2014 from 175,000 ounces in the second quarter of 2013. The Company purchases recycling material from spent automotive catalysts for its own account, while spent refinery and other industrial catalysts are also toll processed for a fee and returned to the customer.
Total tons of recycling material processed during the second quarter of 2014, including tolled material, averaged 20.4 tons per day, lower than the 28.4 tons per day processed in the second quarter of 2013. The Company experienced record levels of recycling volumes during 2013 and in 2014 the recycling volumes have returned to more historical levels.
In many cases, the Company has arrangements in place with its recycling suppliers that provide for advance payments to the suppliers prior to final delivery of the finished metal. Outstanding procurement advances for material in transit not backed up by inventory physically in the Company’s possession totaled $12.4 million at June 30, 2014, and $6.9 million at December 31, 2013. The Company’s total gross working capital in its PGM Recycling segment was $94.3 million at June 30, 2014, and $76.1 million at December 31, 2013. This increase in recycling gross working capital reflects higher acquisition costs in 2014 as the price of the contained PGMs has risen during the year.

EXPLORATION AND DEVELOPMENT PROJECTS

The Company is continuing to develop new mining infrastructure adjacent to its current operations along the J-M Reef. The most advanced of these Montana infrastructure projects, Graham Creek, is essentially complete, and some initial production is expected from the area during the second half of 2014. The Graham Creek development, which got underway in 2011, used one of the original East Boulder tunnel boring machines (TBMs) to extend underground access approximately 8,800 feet to the west of the existing East Boulder Mine infrastructure. With the recent completion of two associated ventilation raises to surface, the area is well positioned to support an expanded mining program at the East Boulder facilities. The total cost incurred to date for the basic Graham Creek development, including the ventilation shafts, was approximately $11.6 million; the Company expects that additional development spending in the future will provide access to specific new mining targets within the Graham Creek area. An additional shift is being added in the East Boulder mill to accommodate increasing ore production from the mine.

A second, much larger such infrastructure project is the Blitz development, designed to open up extensive underground access to areas east of the existing Stillwater Mine operations from which new mining stopes can be developed. The Blitz development is intended to anticipate and offset the gradually depleting production in the currently active mining areas of the Stillwater Mine. Depending on the rate of this resource depletion, however, the Blitz development may also provide some opportunity for future growth in annual palladium and platinum production from the Stillwater complex. The Blitz development is designed to extend underground access eastward by approximately 23,000 feet from the existing Stillwater Mine infrastructure on two separate levels. The lower development heading is being driven with a TBM and to date has advanced approximately 7,000 feet. Another parallel underground heading is being driven approximately 600 feet above the first using conventional drill and blast methods. Development of this parallel heading has resulted in approximately 6,000 feet of ramp and infrastructure development to date. A new portal for the Blitz area is also being permitted that will be developed at the far end of these two primary Blitz tunnels. It will intersect the tunnels from the surface in order to provide adequate ventilation and emergency egress for the Blitz development area. Completion of the core Blitz development is expected sometime in 2018. Once this primary Blitz development infrastructure is completed, additional funds will be required to develop specific mining blocks within the project area. The Company has spent approximately $53.2 million on the Blitz project since development there began in late 2010.
A third area of accelerated infrastructure development, although not fully tracked as a separate project, is the Lower Far West area within the Stillwater Mine. As the name implies, Lower Far West is an undeveloped area on the western extremity of the Stillwater Mine and sited beneath the Upper West area which currently is actively mined. Development of the Lower Far West began in early 2013 and includes extension of existing underground rail haulage on the 3500 level to service the Lower Far West. Production from this area is estimated to begin sometime in 2016 and has potential to increase annual PGM output at the Stillwater Mine.

In addition to its Montana operations, the Company also holds a 75% interest in the Marathon project, an undeveloped PGM-copper property situated near the north shore of Lake Superior in the province of Ontario, Canada. Following completion of a detailed feasibility analysis in late 2013, the partners concluded that the development scenario envisaged for the Marathon project does not provide an acceptable financial return. Consequently, the project has been placed on hold while assessing various alternative development strategies. Environmental review of the project, under the direction of a joint federal/provincial review panel, has also been suspended, recognizing that any final Marathon project design is likely to differ materially from the plan originally presented. Administrative costs at Marathon are being scaled back, and totaled $0.7 million on a 100% ownership basis and exploration expense of less than $0.2 million in the second quarter of 2014.
The Company also owns Altar, an exploration-stage property in the San Juan province of Argentina. Substantial exploratory drilling has been completed at Altar over the past several years that demonstrates the presence of large copper-gold porphyry deposits on the property. While the Altar exploration results are encouraging, the Company's strategic focus centers on PGM opportunities of manageable scale situated in politically stable jurisdictions - a description that does not currently accommodate Altar. Consequently, the Company is reviewing alternatives to best realize value on its investment in the project. Some minimum level of annual expenditure is required in order to maintain the Company's good standing and preserve its asset position at Altar. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year. Costs at Altar have been scaled back, and totaled $0.7 million in the second quarter of 2014, including $0.6 million of exploration expense. The Company also recognized a non-cash foreign currency gain of $0.1 million in Argentina during the same period.
CAPITAL AND EXPLORATION EXPENDITURES
The Company incurred capital cash spending of $27.7 million during the second quarter of 2014 and $53.8 million for the first six months of the year. This compares to consolidated capital expenditures of $29.4 million in the second quarter of 2013 and $58.8 million during the first half of 2013.

Accrued Capital Spending
	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2014	2013	2014	2013
Sustaining Capital Expenditures:
Stillwater Mine	$15,254	$15,513	$28,670	$30,531
East Boulder Mine	4,137	4,101	7,758	8,410
Processing & Other	616	1,359	1,454	1,589
Total Sustaining Capital Expenditures	$20,007	$20,973	$37,882	$40,530
Project Capital Expenditures
Blitz Project	$4,754	$4,618	$9,167	$8,380
Graham Creek Project	430	2,886	1,164	3,707
Hertzler Tailings Expansion	4,232	132	4,274	132
Other Projects	3,053	1,161	4,662	2,125
Total Project Capital Expenditures	$12,469	$8,797	$19,267	$14,344
Total Accrued U.S. Capital Spending	$32,476	$29,770	$57,149	$54,874
Foreign Project Capital with Interest	—	3,344	—	6,687
Total Accrued Capital Expenditures	$32,476	$33,114	$57,149	$61,561
Adjust Accrued Spending to Cash Basis	(4,829)	(3,695)	(3,369)	(2,736)
Cash Capital Spending for Period	$27,647	$29,419	$53,780	$58,825
In addition to capital expenditures, the Company also budgeted approximately $5.8 million for exploration programs during 2014. The Company recognized exploration expense of $0.7 million and $2.2 million for the three-month periods ended June 30, 2014 and 2013, respectively. For the six-month periods ended June 30, 2014 and 2013, the Company has recognized exploration expense of $1.7 million and $8.1 million, respectively. All of the Company's exploration expenditures in 2014 and 2013 are associated with its Marathon and Altar assets.

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
PGM prices, and particularly the palladium price, continued to benefit in the second quarter of 2014 from strong automotive demand in North America and China, accompanied by continuing if gradual recovery in the European auto market. Most auto industry analysts appear to be projecting in the range of 5% growth in light vehicle production during 2014, although overall growth in the first half of the year was somewhat below that rate. (One source indicates approximately 3.4% year-on-year growth for the first half of 2014.) Because approximately 72% of gross palladium demand comes from the market for catalytic converters (based on 2013 data), strengthening auto sales have tended to benefit the palladium price. Platinum demand is more closely linked than palladium to diesel engine technology, which tends to predominate in the European market. Consequently, platinum demand in diesel catalytic converters, which remained depressed for several years as the European economy languished, has been bolstered recently by the emerging recovery of the auto market in Europe. Relatively strong demand for platinum from the jewelry sector, particularly in China, also has helped to sustain the platinum price during the extended downturn in the European economy.
Despite this fairly robust automotive story, much of the PGM news to date for 2014 has centered on the supply side. A five-month strike by the Association of Mineworkers and Construction Union (AMCU) against the three largest South African platinum producers served to pull down inventory stocks of PGMs during the first half of 2014 and created some concern over the potential for supply shortages. At the same time, political instability surrounding the Ukraine raised concerns among palladium market participants about the potential for Western sanctions against Russian metal exports. Looking beyond the socio-political arena, two new palladium ETFs introduced recently and based in South Africa have created new demand for palladium that has further tightened available supplies. With these constraints on supply, understandably, PGM prices have trended generally upward over the course of the first six months of 2014.
Setting aside the recent South African labor issues, for the past several years mining costs for the South African producers have been rising faster than general inflation, reflecting not only large wage and benefit increases, but also sharp increases in power costs, loss of mining professionals to other countries, and productivity losses from safety shutdowns and intermittent labor strife. As a result, some of the older, higher cost South African mines have been unable to maintain their historical economic productivity - even at the recent, relatively robust PGM price levels. For the past several years, presumably as a result of these tighter margins and the ongoing economic uncertainty, reinvestment in South African production facilities has been well below the level required to sustain current production rates into the future. The Company expects that the significant wage increases granted by the major South African producers in settling this year's strike likely will only exacerbate these cost challenges, and may lead to shutting down or disposing of some of the oldest mining shafts, particularly in the Rustenburg area. The Company believes that these and other pressures may be encouraging South African producers to shift toward more automated and less manpower-intensive mining methods in an effort to reduce their labor dependency. Taking all these factors into account the Company expects the supply outlook for South African PGMs to be constrained at least for the next several years.
Besides the South African mines, the other significant PGM supply source, particularly for palladium, is Norilsk Nickel. Norilsk Nickel has large nickel mining operations on the Taimyr Peninsula in the far north of the Russian Federation. In 2013 these operations produced approximately 41% of the world's total palladium mine production as a by-product of Norilsk's primary nickel production. As one of the world's largest nickel producers, Norilsk Nickel targets its mine production to meet current market demand for nickel, with palladium by-product output driven mostly by the level of nickel production. After several years of weak nickel demand, prices for nickel firmed up somewhat in the first half of 2014, reflecting both improved industrial demand and constraints on exports imposed by the Indonesian government on key producers there. Despite stronger nickel prices, however, there was no evident surge in Norilsk Nickel's output during the 2014 first half. Palladium production from the Russian Federation reportedly was approximately 2.58 million ounces in 2013, down slightly from approximately 2.63 million ounces in 2012. This is consistent with a generally declining trend in palladium output from Norilsk Nickel since about 2006.

An unpredictable factor from year to year in the global palladium supply historically has been the level of sales by the Russian government out of its strategic stockpiles. These palladium stockpiles were accumulated during the Soviet era, and the Russian Federation began systematically liquidating them in the early 1990s. Such sales historically averaged between one and two million ounces per year for many years, but they have declined significantly since 2010, leading many industry observers to conclude that these government stockpiles may be largely depleted. A May 2014 Norilsk Nickel presentation to shareholders similarly commented that State palladium exports are expected to be immaterial in 2014.
During the first six months of 2014, the market prices of palladium and platinum (based on the London market's afternoon quoted prices) generally drifted upward, the Company believes largely in response to the labor unrest in South Africa. While some production in South Africa continued during the strike, the Company believes that PGM inventories stockpiled or in the pipeline at the beginning of the strike also served to mitigate PGM pricing pressures throughout the first half of 2014. Palladium, which is widely recognized as having the stronger market fundamentals at this point, saw its London quoted price increase fairly steadily from $711 per ounce at the end of 2013 to $844 per ounce at June 30, 2014, an increase of 18.7%. The platinum price was more variable but also trended upward, increasing from approximately $1,358 per ounce at the end of 2013 to $1,480 per ounce at the end of the 2014 second quarter, up 9.0%. The platinum price remains well below its 2011 London peak of $1,899 per ounce, while the palladium price has recently surpassed its 2011 high of $859 per ounce.
The Company's Montana operations and North American Palladium's Lac des Îles Mine in Canada are the only two primary producers of palladium in the world. Other producers either mine palladium as a by-product of their other mining operations or extract it by recycling used materials. As noted, Norilsk Nickel is the largest single source of mined palladium, which they produce as a by-product of nickel mining. Similarly, mines in South Africa and Zimbabwe produce platinum as a primary product, with palladium as a lesser co-product. Smaller amounts of palladium also are produced as a by-product from the nickel mines owned by Vale and Glencore in the Sudbury region of northern Ontario.
Recent analyst estimates from Mitsubishi Corporation International suggest that during 2013 the palladium market experienced a net worldwide supply deficit of approximately 788,000 ounces. According to these estimates, new palladium supply from mining in 2013 totaled approximately 6.10 million ounces; sales of recycled palladium from all sources totaled approximately 2.04 million ounces; and sales from Russian state inventories were approximately 100,000 ounces - indicating total palladium supplied to the market (excluding inventory liquidation) during 2013 was approximately 8.24 million ounces. For the same period, they estimate that total demand for palladium was approximately 9.02 million ounces, including approximately 35,000 ounces of net growth in investment. This supply shortfall necessarily was covered by liquidation of inventories, which presumably were in the hands of investors or consumers.

The same report from Mitsubishi forecasts 2014 palladium supply at approximately 8.21 million ounces, of which 5.70 million ounces will come from mining (the drop reflects the effect of strikes in South Africa) and 2.51 million ounces will come from recycling. The substantial increase in recycling volumes is mostly in response to higher palladium prices during 2014. Palladium demand in 2014 is projected at approximately 10.01 million ounces, driven by continuing growth in automotive demand but also by investment demand, which is benefiting from the introduction of the two new palladium ETFs in South Africa during 2014. Overall, Mitsubishi forecasts a net palladium deficit of approximately 1.80 million ounces in 2014. The deficit presumably will be met by sales out of inventory and perhaps by some substitution where feasible.
The Mitsubishi report also estimates that the platinum market was in shortfall during 2013 by approximately 1.05 million ounces. Total platinum supplied to market in 2013 included approximately 5.71 million ounces from primary mine output and approximately 2.03 million ounces from platinum recycling - a total of 7.74 million ounces. Total platinum demand during 2013 totaled 8.79 million ounces, including 3.1 million ounces for automotive catalytic converters, 3.04 million ounces for jewelry, and 1.75 million ounces for industrial applications. In addition, approximately 900,000 ounces of platinum went into net new investment, much of which was absorbed by a new platinum ETF introduced during 2013 in South Africa.
Again, the Company believes, largely as a result of the South African labor difficulties, Mitsubishi projects a record 2014 platinum production deficit of approximately 1.21 million ounces. According to their report, they expect primary mine production of platinum worldwide to total 5.01 million ounces in 2014, approximately 700,000 ounces short of 2013 production. Recycling will contribute another 2.09 million ounces, bringing total supplied platinum in 2014 to approximately 7.10 million ounces. Demand is projected to decline to 8.30 million ounces in 2014, including 3.42 million ounces to automotive catalysts, 2.70 million ounces for jewelry and 1.79 million ounces for industrial applications. Investment demand for platinum is projected at approximately 400,000 ounces in 2014.
SALES AND CUSTOMERS
During the first half of 2014, all of the Company's sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements. At the same time, in reassessing its sales arrangements, the Company entered into discussions with Johnson Matthey with the aim of reaching mutually beneficial long-term refining and supply arrangements. As announced previously, the Company entered into a Framework Agreement with Johnson Matthey in May of 2014, and the parties are currently finalizing a five-year agreement reflecting the terms of the Framework Agreement.
Under the terms of this new agreement Johnson Matthey has an exclusive five-year right to refine all the PGM filter cake the Company produces at its Columbus, Montana facilities. The Company believes the contractual refining terms are very favorable. Johnson Matthey also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company’s existing sales agreement with Tiffany, which are specifically excluded from the Johnson Matthey agreement) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreement include a good-faith effort by Johnson Matthey to assist in growing the Company's recycling volumes, appropriate sharing of market intelligence to the extent permitted by law, and a cooperative effort to evaluate and possibly develop new technologies. The Company also has the continuing ability to exit the Johnson Matthey PGM supply arrangement by the payment of a nominal fee. The Company, in its sole discretion, may terminate the refining arrangement after four years, in which event the Company shall pay an additional fee to Johnson Matthey per troy ounce of recovered PGM for the remaining term of the refining arrangement.
To the extent possible, all recycling material that the Company purchases is sold forward at the time the Company acquires it, thereby essentially fixing the sales margin on the material. Forward sales are customarily offered to any of several counterparties who the Company believes are able to take future physical delivery of the underlying metal. Such forward sales are regarded as "normal sales" transactions for accounting purposes and therefore are not accounted for as derivatives.

STRATEGIC CONSIDERATIONS
The Company has continued to make progress on its various strategic initiatives during the second quarter of 2014. Most of these initiatives have been introduced and described in previous filings, so the discussion that follows in most cases is intended as an update, outlining recent milestones and plans forward from this point. For a discussion of the Company's strategic capital and exploration projects, please reference the previous sections of this Item 2 entitled Exploration and Development Projects and Capital and Exploration Expenditures.
The Company's safety performance is of paramount importance to every employee and is the Company's primary consideration in all aspects of its operations. The Company believes that in every industry the most efficient and well-run operations also tend to have the best safety systems. The first challenge to the Company's management and employees is to operate safely. The Company's safety systems include extensive and ongoing training and communications efforts intended to instill and reinforce a positive safety culture; workplace inspections; incidence reporting, tracking and analysis; detailed task training; near-miss reporting; and a strong safety emphasis throughout all levels of the organization.
The Company normally assesses its safety performance using two broad sets of measures - incidence rates and regulatory compliance. Incidence rates in the U.S. usually are measured as a rate per 200,000 man hours. Regulatory compliance is measured in terms of the number and severity of citations issued to the Company and its contractors on site by Mine Safety and Health Administration (MSHA) inspectors.
The Company expends significant time and resources emphasizing and monitoring safe work practices, an effort that over the years has paid off in a steady and gradual improvement in the frequency of reportable incidents at the Company's operations. The Company's overall incidence rate per 200,000 man hours in its Montana operations for the first half of 2014 has improved significantly, declining by 21% compared to the same period of 2013. The East Boulder Mine experienced a particularly favorable safety performance in the 2014 first half, with a decline in its incidence rate of 62% compared to the first half of 2013. The first half of 2014 also saw a substantial year-on-year reduction in the number of MSHA citations issued to the Company - for further detail, please see Exhibit 95 - Mine Safety Disclosures, included as an exhibit to this filing.
The Company also continues its focus on environmental excellence. The Company works closely with governmental agencies and the local communities to ensure its strict compliance with environmental regulations and attention to its neighbors' environmental concerns. During the second quarter of 2014 the Company obtained additional permits for some limited core drilling from the surface needed to properly manage the Blitz project and also reached agreement with state and federal regulators on increased surety bonding to guarantee the final reclamation of the East Boulder Mine. The core drilling, which is now under way, was designed with extensive helicopter support in order to minimize the amount of surface disturbance involved. The additional bonding is part of a periodic update process intended to ensure that adequate resources will be available in the future for environmental restoration work once mining at the East Boulder Mine is complete. A similar review process also is ongoing at the Stillwater Mine.
Cost containment remains a key focus throughout the Company's operations. In early 2014 the Company introduced a new non-GAAP measure of overall cost efficiency for its Montana operations, All-in Sustaining Costs (AISC), which takes into account the cash costs of mining and processing, plus corporate overhead costs and the portion of current capital investment directed toward sustaining the current level of operations into the future. (Please see the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Measure) for a more detailed explanation of AISC.) The Company has established an internal goal to reduce AISC by approximately $100 per mined ounce from its 2013 reported level of $833 per mined ounce over the medium term. In conjunction with this goal, the Company has undertaken a number of cost initiatives during 2014. For the six months ended June 30, 2014, the Company has averaged AISC of $790 per ounce.
At the Stillwater Mine, the Company has recently concluded a study of the incremental profitability of each individual active mining area. The analysis demonstrated that a few active stopes are not profitable when all costs are appropriately taken into account, and that a number of other areas would be more profitable if production there were deferred until the associated infrastructure is better developed. There also appear to be opportunities to better allocate mining resources away from marginally profitable opportunities and into areas that offer better profitability. The reserve base is large enough that such changes can be made without jeopardizing the longer-term viability of the mine.
The focus on efficient capital investment also is continuing throughout the Company. Capital and exploration spending have been scaled back at the Marathon and Altar projects in 2014, pending decisions as to how best to proceed with those assets. In the existing operations in Montana, capital spending is being scrutinized carefully, with consideration as to opportunities to defer spending or, in the case of discretionary opportunities, whether the cost/benefit analysis justifies the spending at all. Capital expenditures corporate-wide through the first six months of 2014 total $57.1 million.

The Company's total workforce, at June 30, 2014, was 1,663, including 1,648 in Montana, and 15 in foreign subsidiaries. This reflects a reduction of 110 employees from a total of 1,773 at December 31, 2013, of which 1,742 were Montana-based and 31 were based in Canada and South America. These net reductions have stemmed from both voluntary and involuntary severances as well as normal workforce attrition. The Company has no further significant personnel cutbacks targeted at this point outside of normal attrition, but will continue to assess its manpower requirements going forward.
Another opportunity to reduce costs is better utilization of the Company's existing facilities. In particular, the Company currently has substantial excess capacity in its mine concentrators (mills) and in its smelting and refining facilities. With the onset later this year of production from the Graham Creek area, the Company added new shift structure at the East Boulder concentrator. There are currently two crews of eight mill operating shifts over a 14 day period. The Company will be adding a third crew of 10 mill operating shifts over a 14 day period. The Company believes that this will better utilize the facility, which has been operating only four days per week, as well as accommodating higher production from the mine. Similarly, the Company has been exploring various opportunities to increase throughput at the smelter and base metals refinery, principally through growing its recycling business. While recycling volumes strengthened between the first and second quarters of 2014, with furnace input increasing from an average of approximately 17.0 tons per day in this year's first quarter to 20.4 tons per day in the second quarter, the recycling business is very competitive and attaining further significant growth may prove to be challenging. However, the Company is continuing to focus on its opportunities in this area.
Another element of the Company's strategy is appropriate alignment of employee incentives with corporate objectives. As has been discussed in previous filings, the Company has implemented a modified incentive compensation structure for management beginning in 2014 that is intended to align short-term and long-term compensation with building shareholder value and optimizing total return to shareholders. Short-term incentive compensation is based on a one-year time frame and includes performance targets for mine production, recycling growth, reduction in AISC, growth in EBITDA, business development and completion of strategic initiatives, and safety and environmental results - as well as provision for some individualized goals. Long-term performance incentive compensation is based on a three-year horizon, with target components for growth in net book value, free cash flow, and total shareholder return. (These measures are discussed in more detail in the Company's 2014 Schedule 14A Annual Proxy Statement filed with the Securities and Exchange Commission on March 28, 2014, and available on the Company's website.) The Company's closing share price as quoted on the New York Stock Exchange was $17.55 on June 30, 2014, up 42.2% from $12.34 per share on December 31, 2013.
During the first half of 2014, all of the Company's sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements. At the same time, in reassessing its sales arrangements, the Company entered into discussions with Johnson Matthey with the aim of reaching mutually beneficial long-term refining and supply arrangements. As announced previously, the Company entered into a Framework Agreement with Johnson Matthey in May of 2014, and the parties are currently finalizing a five-year agreement reflecting the terms of the Framework Agreement.
Under the terms of this new agreement Johnson Matthey has an exclusive five-year right to refine all the PGM filter cake the Company produces at its Columbus, Montana facilities. The Company believes the contractual refining terms are very favorable. Johnson Matthey also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company’s existing sales agreement with Tiffany, which are specifically excluded from the Johnson Matthey agreement) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreement include a good-faith effort by Johnson Matthey to assist in growing the Company's recycling volumes, appropriate sharing of market intelligence to the extent permitted by law, and a cooperative effort to evaluate and possibly develop new technologies. The Company also has the continuing ability to exit the Johnson Matthey PGM supply arrangement by the payment of a nominal fee. The Company, in its sole discretion, may terminate the refining arrangement after four years, in which event the Company shall pay an additional fee to Johnson Matthey per troy ounce of recovered PGM for the remaining term of the refining arrangement.
In June 2014, the Company provided notice that it intended to exercise its contractual right to call its $30.0 million aggregate principal amount of outstanding Series 2000 Bonds at par, plus accrued and unpaid interest. Subsequent to the end of the 2014 second quarter, on July 7, 2014, the Company redeemed the entire $30.0 million, of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments, due July 1, 2020, for the amount of $30,040,000, including accrued interest. This transaction will reduce annual cash interest cost by $2.4 million, and the Company expects the $30.0 million reduction in cash to be largely offset by reduced working capital requirements, the result of improved terms under the new five-year supply agreement with Johnson Matthey. The Company's liquidity at June 30, 2014 (prior to the bond redemption), includes cash and cash equivalents totaling $246.4 million, along with highly liquid investments of $255.5 million. The Company also has approximately $81.1 million of borrowing capacity available under its revolving line of credit.

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended June 30, 2014 and 2013
The Company’s total revenues decreased by 6.2% to $249.9 million in the second quarter of 2014 compared to $266.5 million for the second quarter of 2013. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2014	2013	(Decrease)	Change
Revenues	$249,887	$266,491	$(16,604)	(6)%
Ounces Sold:
Mine Production:
Palladium (oz.)	112	98	14	14%
Platinum (oz.)	32	25	7	28%
Total	144	123	21	17%
PGM Recycling: (1)
Palladium (oz.)	59	81	(22)	(27)%
Platinum (oz.)	35	50	(15)	(30)%
Rhodium (oz.)	7	12	(5)	(42)%
Total	101	143	(42)	(29)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	3	(1)	(33)%
Silver (oz.)	1	2	(1)	(50)%
Copper (lb.)	305	260	45	17%
Nickel (lb.)	412	348	64	18%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$821	$716	$105	15%
Platinum ($/oz.)	$1,450	$1,446	$4	—
Combined ($/oz.) (4)	$962	$865	$97	11%
PGM Recycling: (1)
Palladium ($/oz.)	$752	$732	$20	3%
Platinum ($/oz.)	$1,426	$1,600	$(174)	(11)%
Rhodium ($/oz.)	$1,018	$1,163	$(145)	(12)%
Combined ($/oz.) (4)	$1,002	$1,070	$(68)	(6)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,083	$1,082	$1	—
Gold ($/oz.)	$1,288	$1,354	$(66)	(5)%
Silver ($/oz.)	$20	$21	$(1)	(5)%
Copper ($/lb.)	$2.90	$3.05	$(0.15)	(5)%
Nickel ($/lb.)	$7.77	$5.14	$2.63	51%
Average market price per ounce (3)
Palladium ($/oz.)	$815	$712	$103	14%
Platinum ($/oz.)	$1,447	$1,465	$(18)	(1)%
Combined ($/oz.) (4)	$957	$866	$91	11%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

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

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $147.2 million in the second quarter of 2014, compared to $112.7 million for the second quarter of 2013, an increase of 30.6%. The increase in Mine Production revenues reflects higher volumes sold and an increase in realized prices on sales of palladium and platinum from mining operations in the second quarter of 2014. The total quantity of mined palladium and platinum sold in the second quarter of 2014 increased slightly to 144,000 ounces, compared to 122,300 ounces sold during the second quarter of 2013. As a result of earlier constraints on reprocessing slag inventories at the Stillwater Mine, metal inventory increased through the first quarter of 2014. Subsequently, inventories have been processed and PGMs in inventory have decreased. Approximately 17,600 ounces of PGM sales from inventory were recognized during the second quarter of 2014. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $962 per ounce in the second quarter of 2014, compared to $865 per ounce in the second quarter of 2013, an 11.2% increase.
Revenues from PGM Recycling decreased to $102.7 million in the second quarter of 2014, down 33.2% from the $153.7 million in the second quarter of 2013. The decrease in PGM Recycling revenues in 2014 is the result of lower volumes of recycling material received, processed and sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $1,002 per ounce in the second quarter of 2014, compared to $1,070 per ounce realized in the second quarter of 2013. Recycling ounces sold decreased 29.1% to 101,400 ounces in the second quarter of 2014 from 143,100 ounces in the second quarter of 2013. Processed recycling ounces, including ounces processed on a toll basis, decreased to 134,300 ounces in the second quarter of 2014, from 175,000 ounces in the second quarter of 2013. Revenues from sales of purchased recycling materials totaled $101.7 million in the second quarter of 2014, a decrease from $153.1 million in the second quarter of 2013. Tolling revenues increased slightly to $1.0 million in the second quarter of 2014, compared to $0.6 million in the second quarter of 2013.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) decreased 16.2% to $189.8 million in the second quarter of 2014 from $226.5 million in the second quarter of 2013. The lower cost in the second quarter of 2014 was driven primarily by the 29.1% decrease in volumes of recycling material sold (and the lower associated cost of acquiring the contained metals) and offset by slightly higher palladium and platinum ounces sold from Mine Production.
The costs of metals sold from Mine Production totaled $89.5 million for the second quarter of 2014, compared to $77.4 million for the second quarter of 2013, a 15.6% increase. Higher royalties and severance taxes driven by higher realized PGM prices contributed to the increase in cost of metals sold.
The costs of metals sold from PGM Recycling were $100.3 million in the second quarter of 2014, compared to $149.2 million in the second quarter of 2013, a decrease of 32.8%. This decrease was due to significantly lower recycling volumes processed and sold and the corresponding decrease in the total cost of acquiring recycling material for processing.
During the second quarter of 2014, the Company’s mining operations produced 126,400 ounces of PGMs, a decrease of 3.9% from the 131,500 ounce production in the second quarter of 2013. Production in the second quarter of 2014 included 97,700 ounces of palladium and 28,700 ounces of platinum, compared to 101,700 palladium ounces and 29,800 platinum ounces produced in the second quarter of 2013. Production at the Stillwater Mine for the second quarter of 2014 was 84,000 ounces, a decrease from the 91,000 ounces produced in the second quarter of 2013, while production at the East Boulder Mine increased to 42,400 ounces in the second quarter of 2014 from 40,500 ounces in the second quarter of 2013. The production variances at each mine from period to period are typically driven by normal variability in mining conditions, including the average ore grade realized and the specific stopes available for mining in any period.

General and administrative (G&A) costs decreased by $5.9 million to $8.2 million in the second quarter of 2014 from $14.1 million for the same period of 2013. The second quarter of 2013 included G&A costs related to the retirement of the Company's former Chief Executive Officer, one-time software licensing fees and higher share based compensation expense. The second quarter of 2014 included reorganization costs of $5.6 million as compared to the second quarter of 2013, which included proxy contest expenses of $1.5 million, and non-cash accelerated equity-based compensation of $9.1 million. Exploration expenses during the second quarter of 2014 decreased to $0.7 million from $2.2 million in the second quarter of 2013, with most of the decrease due to reduced exploration activity in 2014 on the Altar property in Argentina. Marketing expenses totaled $0.4 million in the second quarter of 2014 compared to $2.3 million in the second quarter of 2013, reflecting the Company's decision to curtail palladium marketing efforts.
Total interest income for the second quarter of 2014 decreased to $1.0 million from $1.2 million in the corresponding quarter of 2013, mostly reflecting lower financing income on recycling balances in 2014. Interest expense in the second quarters of 2014 and 2013 was $5.9 million and $5.4 million, net of capitalized interest of $1.1 million and $1.2 million, respectively.
The net foreign currency transaction gain recognized in the second quarter of 2014 was $0.2 million compared to $5.2 million the same quarter of 2013. During the second quarter of 2013, the Company recorded a foreign currency transaction gain of $5.8 million related to the deferred tax liability recorded (and subsequently revalued upon impairment) in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strength of the U.S. dollar relative to a strongly depreciating Argentine peso. During 2014, the rate of Argentine peso inflation has declined significantly, reducing the Company's currency gains. As the deferred tax obligation will be settled at a future date in Argentine pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income (Loss).

Comparison of Six-Month Periods Ended June 30, 2014 and 2013
The Company’s total revenues decreased by 9.2% to $469.4 million in the first six months of 2014 compared to $517.1 million in the first six months of 2013. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Six Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2014	2013	(Decrease)	Change
Revenues	$469,386	$517,139	$(47,753)	(9)%
Ounces Sold:
Mine Production:
Palladium (oz.)	212	199	13	7%
Platinum (oz.)	63	54	9	17%
Total	275	253	22	9%
PGM Recycling: (1)
Palladium (oz.)	113	147	(34)	(23)%
Platinum (oz.)	67	92	(25)	(27)%
Rhodium (oz.)	15	21	(6)	(29)%
Total	195	260	(65)	(25)%
By-products from Mine Production: (2)
Rhodium (oz.)	2	2	—	—
Gold (oz.)	5	5	—	—
Silver (oz.)	3	4	(1)	(25)%
Copper (lb.)	482	474	8	2%
Nickel (lb.)	777	687	90	13%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$784	$720	$64	9%
Platinum ($/oz.)	$1,441	$1,544	$(103)	(7)%
Combined ($/oz.) (4)	$936	$897	$39	4%
PGM Recycling: (1)
Palladium ($/oz.)	$741	$706	$35	5%
Platinum ($/oz.)	$1,418	$1,603	$(185)	(12)%
Rhodium ($/oz.)	$988	$1,145	$(157)	(14)%
Combined ($/oz.) (4)	$992	$1,058	$(66)	(6)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,076	$1,143	$(67)	(6)%
Gold ($/oz.)	$1,292	$1,478	$(186)	(13)%
Silver ($/oz.)	$20	$25	$(5)	(20)%
Copper ($/lb.)	$2.95	$3.20	$(0.25)	(8)%
Nickel ($/lb.)	$6.85	$5.78	$1.07	19%
Average market price per ounce (3)
Palladium ($/oz.)	$780	$726	$54	7%
Platinum ($/oz.)	$1,438	$1,550	$(112)	(7)%
Combined ($/oz.) (4)	$932	$902	$30	3%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

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

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $272.9 million in the first six months of 2014, an increase of 13.2% compared to $241.1 million in the first six months of 2013. This increase in Mine Production revenues reflects higher realized PGM prices in the first six months of 2014 as compared to the first six months of 2013, as well as slightly higher sales volumes in 2014. As a result of earlier constraints on reprocessing slag inventories at the Stillwater Mine, metal inventory increased through the first quarter of 2014. Subsequently, inventories have been processed and PGMs in inventory have decreased. Increased PGM sales during the first half of 2014 benefited from the sale of PGM ounces in inventory. The Company's average combined realized price on sales of palladium and platinum from mining operations was $936 per ounce in the first six months of 2014, compared to $897 per ounce in the first six months of 2013.
Revenues from PGM Recycling reflected a decrease of 28.9% during the first six months of 2014, to $196.3 million from $276.1 million in the first six months of 2013. Recycling ounces sold during the first six months of 2014 totaled 195,000 ounces, a decrease of 25.0% compared to the 260,100 ounces sold in the first six months of 2013. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $992 per ounce in the first six months of 2014 from $1,058 per ounce in the first six months of 2013. Overall, recycling volumes processed during the first six months of 2014 totaled 235,800 ounces of PGMs, a decrease of 28.4% from the 329,200 ounces processed in the first six months of 2013. This decrease in recycling activity during the first half of 2014 is attributable to several factors, including unusually strong performance in 2013 as a result of reprocessing furnace brick from the Company's smelter and high availability of recycling material in the market during most of 2013.
The Company’s total cost of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) decreased to $358.5 million in the first six months of 2014, from $419.1 million in the first six months of 2013, a decrease of 14.5%. Overall, recycling costs of metals sold decreased by 28.2% to $191.0 million in the first six months of 2014 from $266.0 million in the first six months of 2013, mostly the result of lower volumes available for purchase during 2014. The cost of metals sold from Mine Production totaled $167.5 million in the first six months of 2014, compared to $153.1 million in the first six months of 2013, an increase of 9.4%, driven largely by labor and materials costs and higher sales volumes.
During the first six months of 2014, the Company’s mining operations produced 257,100 ounces of PGMs, including 198,500 ounces of palladium and 58,600 ounces of platinum. This level of mine production is consistent overall with the first six months of 2013, when the Company’s mining operations produced 258,600 ounces of PGMs, including 199,800 ounces of palladium and 58,800 ounces of platinum. The Stillwater Mine produced 173,700 ounces of PGMs in the first six months of 2014, compared with 183,600 ounces of PGMs in the first six months of 2013, a decrease of 5.4%. The East Boulder Mine produced 83,400 ounces of PGMs in the first six months of 2014, an increase of 11.2% compared with the 75,000 ounces of PGMs produced in the first six months of 2013. The increase in production at the East Boulder Mine is in part the result of better than normal ore grades experienced during 2014.
General and administrative (G&A) costs decreased to $17.4 million in the first six months of 2014, from $26.6 million in the first six months of 2013, a reduction of 34.3%. Included in the G&A for the six-month period ended June 30, 2013, were costs related to the retirement of the Company's former Chief Executive Officer, one-time software licensing fees and higher share based compensation expense. The six-month period ended June 30, 2014, included reorganization costs of $6.0 million as compared to the same period of 2013, which included proxy contest expenses of $4.3 million, and non-cash accelerated equity-based compensation of $9.1 million. The Company recognized $1.7 million in exploration expenses related to its mineral properties in Canada and South America in the first six months of 2014, compared to $8.1 million in the first six months of 2013. Most of this reduction resulted from a decision to scale back exploration drilling in South America during 2014. Marketing expenses totaled $0.5 million and $4.0 million for the periods ended June 30, 2014 and 2013, respectively, reflecting the Company's decision to curtail its palladium marketing efforts.
Total interest income for the first six months of 2014 decreased to $1.8 million from $2.4 million in the first six months of 2013, reflecting decreased financing income on recycling balances in 2014. The Company’s balance of cash and related liquid assets earning interest increased slightly during the first six months of 2014 to $501.9 million at June 30, 2014, from $496.0 million reported at December 31, 2013.

During the first six months of 2014, the Company recorded a net foreign currency transaction gain of $4.4 million, compared to a net gain of $9.5 million in the first six months of 2013. Essentially all of these net gains related to the remeasurement into U.S. dollars of the deferred taxes recorded (and subsequently revalued upon impairment) in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strength of the U.S. dollar relative to a strongly depreciating Argentine peso. During 2014, the rate of Argentine peso inflation has declined significantly, reducing the Company's currency gains. The gains reflect the impact of a high inflation rate in Argentina as the deferred tax obligation is remeasured from Argentine pesos into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $60.3 million for the six-month period ended June 30, 2014, compared to $30.9 million in the six-month period ended June 30, 2013, an in increase of 95.1%. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from the mines, cash operating costs, and the volume of activity in its PGM Recycling segment. Mining productivity rates and ore grades affect both PGM production and cash costs of production. Net cash flow from operations also takes into account changes in gross working capital in the recycling segment, including changes to inventories and advances and variation in the timing of trade receipts and payments.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling material held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have almost no effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of material available in the market also may rise or fall, which affects the total profitability of the Company's recycling activities. On average, it takes the Company two to three months from the date of receipt to process and deliver metal from purchased lots of recycling material.
Changes in the cash costs of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at June 30, 2014, a reduction of annual mined production due to grade of 10%, or approximately 52,000 to 53,000 ounces would reduce annual cash flow from operations by an estimated $48 million.
Net cash used in investing activities for the six-month period ended June 30, 2014, was approximately $100.4 million, comprised mainly of $53.8 million of cash capital expenditures and $47.0 million of net purchases of short-term investments. For the six-month period ended June 30, 2013, net cash used by investing activities was $23.0 million, comprised of $58.8 million of cash capital expenditures and offset by a $35.7 million net reduction in investments.
Net cash consumed by financing activities in the six-month period ended June 30, 2014, was negligible, as $0.9 million of cash received from option exercises essentially offset principal payments on long-term debt. For the six-month period ended June 30, 2013, net cash used by financing activities was $165.1 million, attributable to the payment made to redeem $164.3 million of outstanding 1.875% convertible debentures in March 2013.
At June 30, 2014, the Company’s cash and cash equivalents balance was $246.4 million, compared to $286.7 million at December 31, 2013. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $501.9 million at June 30, 2014, an increase of $5.9 million from $496.0 million at December 31, 2013. The June 30, 2014, cash and liquidity balances include approximately $18.5 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and is not available to the Company for its general corporate purposes. Total working capital (including cash and cash equivalents) at June 30, 2014, is $607.1 million, compared to $614.8 million at December 31, 2013.
Outstanding debt reported at June 30, 2014, was $318.1 million, up from $310.7 million at December 31, 2013; the increase primarily reflects accretion of discounted notes. The Company’s total debt includes approximately $282.4 million of 1.75% convertible debentures, $2.2 million of 1.875% convertible debentures, $29.7 million of Series 2000 Bonds due in 2020; $0.2 million of financing for a land purchase in 2012; and $3.6 million due under a capital lease. The $282.4 million of 1.75% convertible debentures represents the net discounted value of 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount borrowed was $396.75 million. The Company expects to pay $3.6 million of interest during the remaining six months of 2014 related to its outstanding debt obligations. The Company made cash payments for interest of $4.8 million for the six-month period ended June 30, 2014, compared to $5.9 million for the same period of 2013.

The Company has in place a $125.0 million asset-backed revolving credit facility with a group of banks. Net available capacity under the borrowing base was approximately $81.1 million at June 30, 2014, after taking into account $17.9 million utilized for undrawn irrevocable letters of credit under the facility.
As noted previously, in June 2014, the Company provided notice that it intended to exercise its contractual right to call its $30.0 million aggregate principal amount of outstanding Series 2000 Bonds at par, plus accrued and unpaid interest. Subsequent to the end of the 2014 second quarter, on July 7, 2014, the entire $30.0 million principal amount was redeemed including accrued interest for a total redemption of $30,040,000. Retiring these bonds will save $2.4 million in annual cash interest payments and approximately $0.1 million in additional annual debt expense for a total savings of approximately $2.5 million annually. The Company believes part of the $30 million reduction in the Company's cash balance resulting from the bond redemption will be offset by working capital savings under the new Johnson Matthey agreement. The Company will recognize approximately $0.7 million of debt retirement expense in the 2014 third quarter associated with unamortized debt discount and origination fees related to these revenue bonds.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations.
The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, at June 30, 2014:

(In thousands)	2014 (1)	2015	2016	2017	2018	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$2,245	$—	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds (5)	30,000	—	—	—	—	—	30,000
Land purchase obligation	—	85	81	—	—	—	166
Operating lease obligations	240	217	146	130	—	—	733
Capital lease obligations	993	2,066	580		—	—	3,639
Asset retirement obligations	—	—	—	—	—	164,742	164,742
Payments of interest (2)	3,604	7,087	6,994	6,985	6,964	6,943	38,577
Liability classified compensation (3)	—	—	647	—	—	—	647
Other liabilities(4)	15,416	6,322	—	—	—	—	21,738
Total	$50,253	$15,777	$8,448	$7,115	$9,209	$568,435	$659,237

(1)	Amounts represent cash obligations for July through December 2014.

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

(4)	Amounts included in other liabilities that are anticipated to be paid in 2014 and 2015 include property taxes and severance taxes.

(5)	The Company voluntarily redeemed these bonds at par on July 7, 2014, subsequent to the end of the second quarter.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “will” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. The forward-looking statements in this report are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors that it believes are appropriate under the circumstances. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2013 Annual Report on Form 10-K and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (all on file with the United States Securities and Exchange Commission, and available on the Company’s website at www.stillwatermining.com), and in corresponding filings with Canadian securities regulatory authorities.
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

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2014	2013	2014	2013
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	97	102	198	200
Platinum	29	30	59	59
Total	126	132	257	259
Tons milled	286	308	564	602
Mill head grade (ounce per ton)	0.47	0.46	0.49	0.46
Sub-grade tons milled (1)	17	21	34	41
Sub-grade tons mill head grade (ounce per ton)	0.14	0.18	0.16	0.17
Total tons milled (1)	303	329	598	643
Combined mill head grade (ounce per ton)	0.46	0.44	0.47	0.44
Total mill recovery (%)	92	92	92	92
Total mine concentrate shipped (tons) (3)	6,903	7,156	14,204	14,316
Platinum grade in concentrate (ounce per ton) (3)	4.50	4.43	4.66	4.37
Palladium grade in concentrate (ounce per ton) (3)	14.87	14.75	15.09	14.51
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$550	$532	$559	$527
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$229	$213	$240	$213
Stillwater Mine:
Ounces produced
Palladium	64	70	133	142
Platinum	20	21	41	42
Total	84	91	174	184
Tons milled	175	199	345	391
Mill head grade (ounce per ton)	0.51	0.49	0.53	0.50
Sub-grade tons milled (1)	5	12	13	22
Sub-grade tons mill head grade (ounce per ton)	0.23	0.23	0.26	0.22
Total tons milled (1)	180	211	358	413
Combined mill head grade (ounce per ton)	0.50	0.48	0.52	0.48
Total mill recovery (%)	93	92	93	93
Total mine concentrate shipped (tons) (3)	3,749	4,332	8,144	$8,640
Platinum grade in concentrate (ounce per ton) (3)	5.60	5.03	5.58	5.12
Palladium grade in concentrate (ounce per ton) (3)	18.16	16.68	17.64	16.89
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$535	$532	$541	$515
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$250	$229	$262	$229

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2014	2013	2014	2013
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	33	32	65	58
Platinum	9	9	18	17
Total	42	41	83	75
Tons milled	111	109	219	211
Mill head grade (ounce per ton)	0.42	0.41	0.41	0.39
Sub-grade tons milled (1)	12	9	21	19
Sub-grade tons mill head grade (ounce per ton)	0.10	0.10	0.11	0.11
Total tons milled (1)	123	118	240	230
Combined mill head grade (ounce per ton)	0.39	0.38	0.39	0.36
Total mill recovery (%)	90	91	90	90
Total mine concentrate shipped (tons) (3)	3,154	2,824	6,060	5,676
Platinum grade in concentrate (ounce per ton) (3)	3.19	3.51	3.29	3.22
Palladium grade in concentrate (ounce per ton) (3)	10.96	11.80	11.23	10.90
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$580	$532	$597	$559
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$200	$183	$207	$183

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

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for average prices)	2014	2013	2014	2013
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	112	98	212	199
Platinum (oz.)	32	25	63	54
Total	144	123	275	253
PGM Recycling: (1)
Palladium (oz.)	59	81	113	147
Platinum (oz.)	35	50	67	92
Rhodium (oz.)	7	12	15	21
Total	101	143	195	260
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	2	2
Gold (oz.)	2	3	5	5
Silver (oz.)	1	2	3	4
Copper (lb.)	305	260	482	474
Nickel (lb.)	412	348	777	687
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$821	$716	$784	$720
Platinum ($/oz.)	$1,450	$1,446	$1,441	$1,544
Combined ($/oz) (4)	$962	$865	$936	$897
PGM Recycling: (1)
Palladium ($/oz.)	$752	$732	$741	$706
Platinum ($/oz.)	$1,426	$1,600	$1,418	$1,603
Rhodium ($/oz)	$1,018	$1,163	$988	$1,145
Combined ($/oz) (4)	$1,002	$1,070	$992	$1,058
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,083	$1,082	$1,076	$1,143
Gold ($/oz.)	$1,288	$1,354	$1,292	$1,478
Silver ($/oz.)	$20	$21	$20	$25
Copper ($/lb.)	$2.90	$3.05	$2.95	$3.20
Nickel ($/lb.)	$7.77	$5.14	$6.85	$5.78
Average market price per ounce (3)
Palladium ($/oz.)	$815	$712	$780	$726
Platinum ($/oz.)	$1,447	$1,465	$1,438	$1,550
Combined ($/oz) (4)	$957	$866	$932	$902

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

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

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Costs of Revenues
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2014	2013	2014	2013
Consolidated:
Total cash costs before by-product and recycling credits (Non-GAAP)	$81,084	$82,151	$165,135	$162,173
By-product credit	(8,628)	(6,943)	(15,309)	(14,451)
Recycling income credit	(2,926)	(5,288)	(6,093)	(11,320)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$69,530	$69,920	$143,733	$136,402

Divided by platinum/palladium ounces produced	126	132	257	259

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$641	$625	$643	$627
By-product credit per ounce Pt/Pd produced	(68)	(53)	(60)	(56)
Recycling income credit per ounce Pt/Pd produced	(23)	(40)	(24)	(44)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$550	$532	$559	$527

Divided by ore tons milled	303	329	598	643

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$267	$250	$276	$254
By-product credit per ore ton milled	(28)	(21)	(26)	(23)
Recycling income credit per ore ton milled	(10)	(16)	(10)	(18)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$229	$213	$240	$213

Reconciliation to consolidated costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$69,530	$69,920	$143,733	$136,402
Asset retirement costs	189	171	370	338
Depletion, depreciation and amortization	17,540	13,742	32,450	28,767
Depletion, depreciation and amortization (in inventory)	(893)	881	(340)	128
Change in product inventories	9,119	(5,827)	2,404	(9,510)
Cost of PGM Recycling	100,266	149,154	190,972	266,016
PGM Recycling - depreciation	262	261	503	519
By-product credit	8,628	6,943	15,309	14,451
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	2,926	5,288	6,093	11,320
Total consolidated cost of revenues	$207,567	$240,533	$391,494	$448,431
Memo: Royalties, Taxes and Other included in Total consolidated cost of revenues	$13,017	$11,082	$25,030	$22,774

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2014	2013	2014	2013
Stillwater Mine:
Total cash costs before by-product and recycling credits (Non-GAAP)	$51,940	$56,081	$107,168	$111,286
By-product credit	(5,026)	(4,084)	(9,042)	(8,748)
Recycling income credit	(1,953)	(3,643)	(4,123)	(8,041)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$44,961	$48,354	$94,003	$94,497

Divided by platinum/palladium ounces produced	84	91	174	184

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$618	$617	$617	$607
By-product credit per ounce Pt/Pd produced	(60)	(45)	(52)	(48)
Recycling income credit per ounce Pt/Pd produced	(23)	(40)	(24)	(44)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$535	$532	$541	$515

Divided by ore tons milled	180	211	358	413

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$289	$265	$299	$269
By-product credit per ore ton milled	(28)	(19)	(25)	(21)
Recycling income credit per ore ton milled	(11)	(17)	(12)	(19)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$250	$229	$262	$229

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$44,961	$48,354	$94,003	$94,497
Asset retirement costs	176	158	345	313
Depletion, depreciation and amortization	13,276	10,518	24,661	22,127
Depletion, depreciation and amortization (in inventory)	(1,193)	792	(821)	192
Change in product inventories	7,780	(4,100)	3,729	(6,214)
By-product credit	5,026	4,084	9,042	8,748
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	1,953	3,643	4,123	8,041
Total cost of revenues	$71,979	$63,449	$135,082	$127,704
Memo: Royalties, Taxes and Other included in Total cost of revenues	$8,465	$7,440	$16,398	$15,688

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2014	2013	2014	2013
East Boulder
Total cash costs before by-product and recycling credits (Non-GAAP)	$29,144	$26,070	$57,967	$50,887
By-product credit	(3,602)	(2,859)	(6,267)	(5,703)
Recycling income credit	(973)	(1,645)	(1,970)	(3,279)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$24,569	$21,566	$49,730	$41,905

Divided by platinum/palladium ounces produced	42	41	83	75

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$688	$644	$696	$679
By-product credit per ounce Pt/Pd produced	(85)	(71)	(75)	(76)
Recycling income credit per ounce Pt/Pd produced	(23)	(41)	(24)	(44)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$580	$532	$597	$559

Divided by ore tons milled	123	118	240	230

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$237	$221	$241	$222
By-product credit per ore ton milled	(29)	(24)	(26)	(25)
Recycling income credit per ore ton milled	(8)	(14)	(8)	(14)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$200	$183	$207	$183

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$24,569	$21,566	$49,730	$41,905
Asset retirement costs	13	13	25	25
Depletion, depreciation and amortization	4,264	3,224	7,789	6,640
Depletion, depreciation and amortization (in inventory)	300	89	481	(64)
Change in product inventories	1,339	(1,727)	(1,404)	(3,296)
By-product credit	3,602	2,859	6,267	5,703
Profit from PGM Recycling (before bad debt expense and gain/loss on asset disposals)	973	1,645	1,970	3,279
Total cost of revenues	$35,060	$27,669	$64,858	$54,192
Memo: Royalties, Taxes and Other included in Total cost of revenues	$4,552	$3,642	$8,632	$7,086

PGM Recycling and Other: (1)
Cost of open market purchases	$—	$—	$79	$—
Cost of PGM Recycling	100,266	149,154	190,972	266,016
PGM Recycling - depreciation	262	261	503	519
Total cost of revenues	$100,528	$149,415	$191,554	$266,535

(1)	PGM Recycling and Other include PGM recycling and metal purchased on the open market for resale.

Stillwater Mining Company
All-In Sustaining Costs (A Non-GAAP Measure)
(Unaudited)
All-In Sustaining Costs (Non-GAAP): This non-GAAP measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with total cash costs (another non-GAAP measure, described above), and adding to it the recycling income credit, domestic corporate overhead and marketing costs (excluding any depreciation and amortization costs as well as research and development, non-recurring and reorganization costs included in corporate overhead costs) and that portion of total capital expenditures associated with sustaining the current level of mining operations. (Capital expenditures for Blitz, Graham Creek and certain other one-time projects are not included in the calculation.)
When divided by the total recoverable PGM ounces in the respective period, All-In Sustaining Costs per Mined Ounce (non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash costs per ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of ore produced.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except $/oz.)	2014	2013	2014	2013
All-In Sustaining Costs
Total cash costs net of by-product and recycling credits (Non-GAAP)	$69,530	$69,920	$143,733	$136,402
Recycling income credit	2,926	5,288	6,093	11,320
	$72,456	$75,208	$149,826	$147,722

Consolidated Corporate General & Administrative costs	$8,212	$14,146	$17,428	$26,618
Corporate depreciation and amortization and research and development included in Consolidated Corporate General & Administrative costs	(112)	(121)	(255)	(265)
General & Administrative Costs in Foreign Subsidiaries	(873)	(1,137)	(2,311)	(2,649)
Marketing costs	387	2,263	538	3,990
	$7,614	$15,151	$15,400	$27,694

Total incurred capitalized costs	$32,476	$33,114	$57,149	$61,561
Capital associated with expansion projects	(12,469)	(12,141)	(19,267)	(21,031)
Total Capital incurred to sustain existing operations	$20,007	$20,973	$37,882	$40,530

All-In Sustaining Costs (Non-GAAP)	$100,077	$111,332	$203,108	$215,946

Mined ounces produced	126.4	131.5	257.1	258.6

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$792	$847	$790	$835

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
COMMODITY PRICE RISK
The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company has entered into supply agreements with suppliers and customers, from time to time and has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices.
In its PGM recycling activities, the Company customarily enters into fixed forward sales and, less commonly, financially settled forward sales transactions to mitigate pricing exposure. Under fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. Because the forward price is also used to determine the acquisition price, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to derivative accounting treatment and so has elected to account for these transactions as normal sales.
Financially settled forward sales, which the Company uses only rarely, provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. At June 30, 2014, and 2013, the Company was not party to any financially settled forward agreements.
INTEREST RATE RISK
At June 30, 2014, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash borrowings against the facility would be subject to a floating interest rate. There were no such cash borrowings at June 30, 2014 and 2013.
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

FOREIGN CURRENCY RISK
With the acquisition of the Marathon assets in Canada in 2010, the Company gained some exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition in 2011 created further exposure to Canadian, Argentine and other foreign currencies. These exposures are currently limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, associated support costs, and the deferred tax liability recorded (and subsequently revalued upon impairment) in association with the acquisition of Peregrine Metals Ltd.
The Company has been exposed to a significant inflation rate on its deferred tax liability denominated in Argentine pesos, although during the second quarter of 2014 the Argentine inflation rate declined sharply. For the second quarter of 2014, the Company recorded a foreign currency transaction gain of $0.1 million in Peregrine Metals Ltd. Changes in relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income (Loss). The Company does not generally hedge its currency exposure at present, but may consider doing so in the future if the scale of its foreign operations grows.
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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at June 30, 2014, management determined that during the second quarter of 2014 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2013, with the Securities and Exchange Commission on March 3, 2014, which sets forth certain Risk Factors associated with the Company in Item 1A therein. As a result of a subsequent development, the Company has expanded its discussion of risk factors to include the following:
THE COMPANY'S NEW JOHNSON MATTHEY ARRANGEMENTS CONCENTRATE ALL OF THE COMPANY'S FINAL REFINING ACTIVITY AND A LARGE PORTION OF ITS PGMS SALES WITH ONE ENTITY
Under the terms of the Company’s agreements with Johnson Matthey, the Company will utilize Johnson Matthey for all of its precious metals refining services. In addition, with the exception of certain pre-existing platinum sales commitments to Tiffany, all of the Company’s mined palladium and platinum is committed for sale to Johnson Matthey. Separately, Johnson Matthey has the right to bid on any recycling PGM ounces the Company has available.
This significant concentration of business with Johnson Matthey could leave the Company without precious metal refining services should Johnson Matthey experience significant financial or operating difficulties during the contract period. Under such circumstances, it is not clear that sufficient alternate processing capacity would be available to cover the Company’s requirements, nor that the terms of any such alternate processing arrangements as might be available would be financially acceptable to the Company. Any such disruption in refining services would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
Other than the above mentioned risk factor there have been no material changes to the risk factors as previously disclosed in the Company's 2013 Annual Report filed on Form 10-K.
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's 2013 Annual Report on Form 10-K. In the second quarter of 2014, the Company received a total of 6 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 - Mine Safety Disclosures of this quarterly report for more information.

ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	July 31, 2014
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	July 31, 2014
		By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer

EXHIBITS

Number	Description

10.2
Severance and General Release Agreement between Kevin Shiell and Stillwater Mining Company, dated April 15, 2014 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on May 6, 2014).

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