Form 10-Q
period 2015-03-31
STILLWATER MINING CO /DE/
filed 2015-05-07
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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
At May 1, 2015, the Company had outstanding 120,693,925 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
REVENUES
Mine Production	$125,738	$125,729
PGM Recycling	74,682	93,535
Other	100	235
Total revenues	200,520	219,499
COSTS AND EXPENSES
Costs of metals sold
Mine Production	80,041	77,992
PGM Recycling	72,705	90,706
Other	—	79
Total costs of metals sold (excludes depletion, depreciation and amortization)	152,746	168,777
Depletion, depreciation and amortization
Mine Production	16,869	14,910
PGM Recycling	252	241
Total depletion, depreciation and amortization	17,121	15,151
Total costs of revenues	169,867	183,928
Exploration	1,080	1,046
General and administrative	8,345	9,786
Loss on long-term investments	55	—
Loss (gain) on disposal of property, plant and equipment	3	(238)
Total costs and expenses	179,350	194,522
OPERATING INCOME	21,170	24,977
OTHER INCOME (EXPENSE)
Other	884	33
Interest income	703	825
Interest expense	(5,304)	(5,850)
Foreign currency transaction (loss) gain, net	(608)	4,179
INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	16,845	24,164
Income tax benefit (provision)	6,043	(5,125)
NET INCOME	$22,888	$19,039
Net loss attributable to noncontrolling interest	(115)	(533)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,003	$19,572
Other comprehensive income, net of tax
Net unrealized gains (losses) on investments available-for-sale	136	(37)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,139	$19,535
Comprehensive loss attributable to noncontrolling interest	(115)	(533)
TOTAL COMPREHENSIVE INCOME	$23,024	$19,002
Weighted average common shares outstanding
Basic	120,521	119,608
Diluted	156,807	155,754
Basic earnings per share attributable to common stockholders	$0.19	$0.16
Diluted earnings per share attributable to common stockholders	$0.17	$0.15

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$262,608	$280,286
Investments, at fair market value	278,565	251,254
Inventories	123,372	130,307
Trade receivables	1,152	1,277
Deferred income taxes	17,800	21,055
Prepaids	1,363	2,546
Other current assets	15,123	14,671
Total current assets	699,983	701,396
Mineral properties	159,252	159,252
Mine development, net	422,551	409,754
Property, plant and equipment, net	115,957	118,881
Deferred debt issuance costs	5,729	6,032
Other noncurrent assets	5,571	4,012
Total assets	$1,409,043	$1,399,327
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$22,535	$26,806
Accrued compensation and benefits	27,821	29,973
Property, production and franchise taxes payable	13,787	15,828
Current portion of long-term debt and capital lease obligations	2,172	2,144
Other current liabilities	8,561	7,288
Total current liabilities	74,876	82,039
Long-term debt and capital lease obligations	297,933	294,023
Deferred income taxes	52,798	68,896
Accrued workers compensation	5,914	6,060
Asset retirement obligation	9,292	9,401
Other noncurrent liabilities	10,035	7,200
Total liabilities	450,848	467,619
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 120,619,315 and 120,381,746 shares issued and outstanding	1,206	1,204
Paid-in capital	1,094,607	1,091,146
Accumulated deficit	(156,136)	(179,139)
Accumulated other comprehensive income	153	17
Total stockholders’ equity	939,830	913,228
Noncontrolling interest	18,365	18,480
Total equity	958,195	931,708
Total liabilities and equity	$1,409,043	$1,399,327
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,888	$19,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	17,121	15,151
Loss (gain) on disposal of property, plant and equipment	3	(238)
Loss on long-term investments	55	—
Amortization/accretion on investment premium/discount	420	574
Deferred taxes	(12,409)	(2,131)
Foreign currency transaction loss (gain), net	608	(4,179)
Accretion of asset retirement obligation	191	181
Amortization of deferred debt issuance costs	303	364
Accretion of convertible debenture debt discount	4,525	4,170
Share based compensation and other benefits	3,438	3,180
Non-cash capitalized interest	(866)	(679)
Changes in operating assets and liabilities:
Inventories	5,997	(6,133)
Trade receivables	125	(19,883)
Prepaids	1,183	2,039
Accrued compensation and benefits	(2,152)	(1,164)
Accounts payable	(2,043)	(7,579)
Property, production and franchise taxes payable	794	1,070
Income taxes payable	—	1,683
Accrued workers compensation	(146)	(33)
Other operating assets	(1,879)	(4,234)
Other operating liabilities	156	3,567
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,312	4,765
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,902)	(26,133)
Proceeds from disposal of property, plant and equipment	—	259
Purchases of investments	(57,371)	(76,352)
Proceeds from maturities of investments	29,839	35,419
NET CASH USED IN INVESTING ACTIVITIES	(55,434)	(66,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(584)	(557)
Proceeds from issuance of common stock	28	536
NET CASH USED IN FINANCING ACTIVITIES	(556)	(21)
CASH AND CASH EQUIVALENTS
Net decrease	(17,678)	(62,063)
Balance at beginning of period	280,286	286,687
BALANCE AT END OF PERIOD	$262,608	$224,624
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) at March 31, 2015, the results of its operations and cash flows for the three-month periods ended March 31, 2015 and 2014. The results of operations for the first three months of 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company reclassified Research and development and Marketing expenses into General and administrative for the period ended March 31, 2014, for presentation purposes within the Company's Consolidated Statements of Comprehensive Income.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to several customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Sales of copper and nickel by-products typically reflect a discount from market prices. By-product sales are included in revenues from Mine Production. During each of the first three-month periods of 2015 and 2014, total by-product (gold, nickel, mined rhodium, copper and silver) sales were $6.7 million.
In July 2014, the Company executed five-year supply and refining agreements with Johnson Matthey. Under the terms of these agreements, Johnson Matthey has an exclusive five-year right to refine all of the PGM filter cake the Company produces at its Columbus, Montana facilities. Johnson Matthey also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (except for platinum sales under the Company's sales agreement with Tiffany & Co., which are specifically excluded from the Johnson Matthey agreements) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreements include a good-faith effort by Johnson Matthey to assist in growing the Company's recycling volumes and the sharing of market intelligence to the extent permitted by law. The Company has the right to exit the Johnson Matthey PGM supply arrangement in return for the payment of a nominal fee. In addition, the Company, in its sole discretion, may elect to terminate the refining arrangement after four years.
In accordance with the terms of the Johnson Matthey supply agreement, in the first quarter of 2015 all Company sales of mined PGMs, other than the platinum sales under contract with Tiffany & Co., were to Johnson Matthey. In the first quarter of 2014, all Company sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements.

PGM RECYCLING
The Company purchases spent catalyst materials from third-parties for recycling and processes this material within its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst materials with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash against a shipment of material shortly before actually receiving the physical shipment at the Company's processing facility in Columbus, Montana. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company, at which time the advance is reclassified into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the cash advance was made until the out-turn date of the inventory from the final refiner.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015 (1)	2014
Customer A	74%	33%
Customer B	—	22%
Customer C	—	11%
	74%	66%
(1)    The “—” symbol represents less than 10% of total revenues.
NOTE 3
ASSET IMPAIRMENT
In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification 360, Property Plant and Equipment, (ASC 360-10), the Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable and may exceed their fair value. For purposes of determining impairment, assets are grouped at the lowest level for which identifiable cash flows (including estimated future cash flows from non-operating properties) are largely independent of the cash flows of other groups of assets and liabilities.
The Company determined there were no material events or changes in circumstances requiring the Company to test long-lived assets for impairment at March 31, 2015. However, the Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon that previously were associated with the Marathon project should be segregated and considered separately for impairment. The Company obtained an estimate of fair value from a real estate firm in the Marathon area and impaired those properties by approximately $0.5 million at December 31, 2014.
NOTE 4
NONCONTROLLING INTEREST
In 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's then wholly-owned subsidiary, Stillwater Canada Inc (SCI) which holds the Marathon PGM-copper project and related properties, for $81.25 million in cash. Mitsubishi also contributed an additional $13.6 million to satisfy its portion of the venture's initial cash call. The agreement provides that Mitsubishi is responsible for funding 25% of the operating, capital and exploration expenditures on the Marathon properties and will cooperate and support efforts to secure financing for Marathon. Under a related supply agreement, Mitsubishi also will have an option to purchase up to 100% of any future Marathon PGM production at a discount to market. The change in the Company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.

Mitsubishi's 25% interest in the SCI net loss in each period is shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive Income. The amount of this loss is added back to the Company's reported Net income in each period in arriving at Net income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three-months ended March 31, 2015 and 2014 was $0.1 million and $0.5 million, respectively.
Mitsubishi's share of the equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and totaled $18.4 million and $18.5 million at March 31, 2015 and December 31, 2014, respectively.
NOTE 5
DERIVATIVE INSTRUMENTS
The Company uses various derivative financial instruments to manage its exposure to changes in PGM market commodity prices.
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
All of the Company's fixed forward sales contracts open at March 31, 2015, will settle at various periods through September 2015. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At March 31, 2015, and December 31, 2014, no margin deposits were outstanding or due.
The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at March 31, 2015:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Second Quarter 2015	19,606	$1,202	33,137	$791	4,642	$1,169
Third Quarter 2015	3,827	$1,157	3,755	$788	904	$1,154
NOTE 6
SHARE-BASED COMPENSATION
EQUITY PLANS
The Company sponsors equity plans (the “Plans”) that enable the Company to grant equity based compensation to employees and non-employee directors. The Company's current practice is to issue cash awards and/or restricted stock units as incentive compensation to employees and non-employee directors. The Company continues to have previously issued stock options that remain outstanding under the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. In total approximately 11.6 million shares of common stock were originally authorized under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.4 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at March 31, 2015.

The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ restricted stock units typically vest in equal annual installments over a three-year period after date of grant. Stock options expire ten years after the date of grant.
NONVESTED SHARES
Time-Based Restricted Stock Unit (RSU) Awards
Time-based RSU awards provide the participant with the right to receive a number of shares of the Company's common stock upon vesting of the awards provided the participant is employed by the Company on the vesting date. Time-based awards are valued using the Company's common stock price on the date of grant. Time-based awards are not entitled to any dividend equivalents with respect to the RSUs unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the RSUs unless and until the stock is issued in settlement of the RSUs.
Nonvested time-based RSU activity during the first three months of 2015, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based RSUs at January 1, 2015	184,747	$13.80
Granted	120,715	14.29
Vested	(35,030)	13.75
Forfeited	(4,480)	13.91
Nonvested time-based RSUs at March 31, 2015	265,952	$14.03
Total compensation expense related to grants of nonvested time-based RSUs was approximately $0.3 million and $0.2 million in the three-month periods ended March 31, 2015 and 2014, respectively. Compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income.
Performance-Based Restricted Stock Unit Awards
A performance-based RSU award provides the participant with the right to receive a number of shares of the Company's common stock depending on achievement of specific measurable performance criteria. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Compensation Committee at the time of grant. In the period that it becomes probable that the performance criteria will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed over the balance of the vesting period.
The Company has granted performance-based RSU awards under its Long Term Incentive Plans. The payouts of the awards are dependent upon three distinct components with five separate sub-targets. Two of the sub-targets are market-based and equity classified; one sub-target is market-based and liability classified; and two sub-targets are performance-based and equity classified. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-target is remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance RSU awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income, related to grants of performance-based RSUs for the three-month periods ended March 31, 2015 and 2014 was $0.1 million and less than $0.1 million, respectively.
Performance-based RSU awards are not entitled to any dividend equivalents with respect to the RSUs unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the RSUs unless and until the stock is issued in settlement of the RSUs.

Nonvested performance-based RSU activity during 2015 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based RSUs at January 1, 2015	214,236	$15.69
Granted *	170,078	14.92
Vested	—	—
Forfeited *	(2,071)	15.34
Nonvested performance-based RSUs at March 31, 2015	382,243	$15.35
* The number of performance-based RSUs granted and forfeited is based on the target award amounts in the related performance share grant agreements.
The following table presents the compensation expense of the nonvested RSUs outstanding at March 31, 2015, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2015	$1,287	$1,224
2016	1,534	1,631
2017	624	868
2018	1	—
Total	$3,446	$3,723

NOTE 7
INCOME TAXES

The Company determines income taxes using the asset and liability method, which results in the recognition of deferred tax assets and liabilities. These assets and liabilities reflect the expected future tax consequences of temporary differences between the carrying amount and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are recorded on a jurisdictional basis.
At March 31, 2015, the Company has approximately $80.9 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2028. Usage of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company has $39.9 million of alternative minimum tax credit carryforwards which will not expire and $1.7 million in general business credits expiring during 2029 to 2034. The Company has approximately $3.3 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also has $52.8 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $19.0 million during 2016 to 2019 and $25.0 million during 2024 to 2035. Currently, $8.8 million of foreign net operating losses have an indefinite life.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance in 2015 and 2014 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, capital losses, and certain tax credits.
The provision for income taxes for the three-month period ended March 31, 2015 consists of U.S. Federal income tax, state tax expense, and deferred tax benefit from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company recognized an income tax benefit for the three-month period ended March 31, 2015 of $6.0 million and an income tax provision $5.1 million for the same three-month period ended March 31, 2014. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary is primarily responsible for a discrete income tax benefit recognized for the three-month period ending March 31, 2015. The discrete income tax benefit of $8.6 million results from a re-measuring of the Company’s deferred state tax associated with deferred tax assets and liabilities from a blended deferred rate of 10.6% at December 31, 2014 to 4.0% at March 31, 2015.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive Income. The Company does not have any uncertain benefits at March 31, 2015. There were no interest or penalties accrued at March 31, 2015 and for the comparable period in 2014, interest and penalties accrued were $2.1 million. The Company made income tax payments of $8.2 million and $1.2 million in the three-month periods ended March 31, 2015 and 2014, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.
NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million aggregate principal amount of 1.75% senior unsecured convertible debentures, due October 15, 2032 (1.75% debentures). Each $1,000 principal amount of these 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (also subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to redeem their 1.75% debentures at face value plus accrued and unpaid interest on October 15, of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.

The 1.75% debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded in equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering of the 1.75% debentures, and the debt portion is being amortized ratably over seven years. Net proceeds of $384.3 million from the offering were used in part to retire $164.3 million of the Company's 1.875% convertible debentures upon their redemption in March 2013 with the remainder being used for general corporate purposes.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at March 31, 2015, and December 31, 2014, was approximately $295.6 million and $291.1 million, respectively, which is net of unamortized discount of $101.1 million and $105.6 million, respectively.
Amortization of debt issuance costs related to the issuance of the 1.75% debentures for each of the three-month periods ended March 31, 2015 and 2014, was $0.2 million and $0.3 million, respectively. The interest expense related to the 1.75% debentures for the three-month periods ended March 31, 2015 and 2014 was approximately $6.3 million and $5.9 million, respectively. The Company made $3.5 million of interest expense payments during the three-month period ended March 31, 2015. There were no interest payments made in the comparable period in 2014.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective as of March 22, 2013, the Company has the right at its discretion to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at March 31, 2015, and December 31, 2014, of $2.2 million aggregate principal amount, is reported as a long-term debt obligation.
There was no amortization expense related to the issuance costs of the 1.875% debentures for the three-month periods ended March 31, 2015 and 2014. Interest expense on the 1.875% debentures was less than $0.1 million for each of the three-month periods ended March 31, 2015 and 2014. The Company made cash payments of less than $0.1 million for interest on the 1.875% debentures for the three-month periods ended March 31, 2015 and 2014, respectively.
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
The balance outstanding on these bonds at December 31, 2013, was $29.6 million, which was net of unamortized discount of $0.4 million. In July 2014, the Company redeemed the entire $30.0 million of 8.0% Exempt Facility Revenue Bonds, Series 2000, which included accrued and unpaid interest of $40,000.
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

The Company recognized $0.3 million in fees associated with the asset-backed revolving credit agreement in each of the three-month periods ended March 31, 2015 and 2014. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for each of the three-month periods ended March 31, 2015 and 2014. At March 31, 2015 and 2014, there were no outstanding borrowings under this revolving credit facility, and approximately $18.1 million in undrawn irrevocable letters of credit had been issued under this facility as collateral for sureties, which reduce the amount available for borrowing under the facility on a dollar-for-dollar basis.
CAPITAL LEASE OBLIGATIONS
The Company is party to a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $0.5 million on its capital lease obligations in each of the three-month periods ended March 31, 2015 and 2014. The cash payments in each of the three-month periods ended March 31, 2015 and 2014, included interest of less than $0.1 million. At March 31, 2015, and December 31, 2014, the outstanding balance under the capital lease was $2.1 million and $2.6 million, respectively.
The following is a schedule by year of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
2015	$1,626
2016	589
Total minimum lease payments	2,215
Less interest at rates ranging from 5.21% to 5.46% (before-tax)	75
Net minimum lease payments	2,140
Less current portion	2,094
Total long-term capital lease obligation	$46
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three-month periods ended March 31, 2015 and 2014, the Company capitalized interest of $1.3 million and $1.1 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income.
NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	55,332	55,332
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	636,376	616,872
East Boulder Mine	209,106	204,483
	1,004,734	980,607
Accumulated depletion and amortization	(422,931)	(411,601)
Total mineral properties and mine development, net	$581,803	$569,006

NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Machinery and equipment	$153,795	$152,421
Buildings and structural components	170,365	169,609
Land	9,488	9,488
Construction-in-progress:
Stillwater Mine	2,145	2,633
East Boulder Mine	1,458	1,539
Marathon	148	148
Processing facilities and other	3,593	1,994
	340,992	337,832
Accumulated depreciation	(225,035)	(218,951)
Total property, plant, and equipment, net	$115,957	$118,881

The Company's total capital expenditures for mine development and property, plant and equipment for the three-month periods ended March 31, 2015 and 2014 were as follows:

	March 31,	March 31,
(In thousands)	2015	2014
Stillwater Mine	$21,013	$17,746
East Boulder Mine	4,269	4,439
Other	3,093	2,489
Total capital expenditures	28,375	24,674
Adjustments at March 31,	(473)	1,459
Cash capital spend for the period	$27,902	$26,133

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
The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company purchases the majority of catalyst material processed by the PGM Recycling segment from third-party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst material from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
The Canadian Properties segment consists of the Marathon mineral property assets. The exploration-stage Marathon mineral properties include a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. as well as additional mineral properties located adjacent to the Marathon properties.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar property, an exploration-stage copper-gold resource located in the San Juan province of Argentina.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended March 31, 2015	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$125,738	$74,682	$—	$—	$100	$200,520
Depletion, depreciation and amortization	$16,869	$252	$—	$—	$—	$17,121
General and administrative expenses	$—	$—	$235	$182	$7,928	$8,345
Interest income	$—	$403	$3	$14	$283	$703
Interest expense	$—	$—	$—	$—	$5,304	$5,304
Income (loss) before income taxes	$28,828	$2,127	$(433)	$(773)	$(12,904)	$16,845
Capital expenditures	$25,548	$59	$—	$—	$2,295	$27,902
Total assets	$607,117	$57,740	$74,734	$105,795	$563,657	$1,409,043

(In thousands)				South American Properties

Three Months Ended March 31, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$125,729	$93,535	$—	$—	$235	$219,499
Depletion, depreciation and amortization	$14,910	$241	$—	$—	$—	$15,151
General and administrative expenses *	$—	$—	$1,656	$200	$7,930	$9,786
Interest income	$—	$579	$2	$16	$228	$825
Interest expense	$—	$—	$—	$—	$5,850	$5,850
Income (loss) before income taxes	$32,827	$3,168	$(1,890)	$3,185	$(13,126)	$24,164
Capital expenditures	$24,861	$113	$—	$—	$1,159	$26,133
Total assets	$567,505	$88,931	$79,856	$108,839	$513,719	$1,358,850

* The Company reclassified Research and development and Marketing expenses into General and administrative for All Other for the period ended March 31, 2014, for presentation purposes.

NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the three-month periods ended March 31, 2015 and 2014, were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at March 31, 2015, and December 31, 2014 are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2015
	Federal agency notes	$168,485	$97	$—	$168,582
	Commercial paper	110,130	2	(149)	109,983
	Mutual funds	468	297	—	765
	Total	$279,083	$396	$(149)	$279,330

2014
	Federal agency notes	$143,132	$40	$(33)	$143,139
	Commercial paper	108,371	1	(257)	108,115
	Mutual funds	344	279	—	623
	Total	$251,847	$320	$(290)	$251,877
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at March 31, 2015 are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$117,412	$117,465
Due after one year through two years	51,073	51,117
Total	$168,485	$168,582

Commercial paper
Due in one year or less	$77,447	$77,365
Due after one year through two years	32,683	32,618
Total	$110,130	$109,983
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company determined that certain of its long-term investments were other than temporarily impaired and recorded a loss of less than $0.1 million for the quarter ended March 31, 2015. No adjustment was made to the carrying value of the Company's long-term investments for the quarter ended March 31, 2014. These long-term investments totaled less than $1.0 million for the periods ended March 31, 2015 and December 31, 2014, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 13
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first three months of 2015 or 2014.
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
The costs of PGM recycling inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials, depreciation and third-party refining costs which relate to the processing activities incurred as of such date. Costs incurred are allocated and tracked separately for each specific lot of recycling material (including material tolled on behalf of others).
Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Metals inventory
Raw ore	$4,390	$4,984
Concentrate and in-process	56,091	48,712
Finished goods	36,265	49,885
Total metals inventory	96,746	103,581
Materials and supplies	26,626	26,726
Total inventory	$123,372	$130,307

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. In calculating earnings per share attributable to common stockholders for the first quarter of 2015 and 2014, reported consolidated net income attributable to common stockholders was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the loss attributable to the noncontrolling interest in computing basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three-month periods ended March 31, 2015 and 2014 are provided in the following table:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$23,003	120,521	$0.19	$19,572	119,608	$0.16
Effect of Dilutive Securities
Stock options	—	3		—	41
Nonvested shares	—	31		—	7
Contingently issuable shares	—	154		—	—
1.875% Convertible debentures, net of tax	—	95		—	95
1.75% Convertible debentures, net of tax	4,424	36,003		4,104	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$27,427	156,807	$0.17	$23,676	155,754	$0.15
Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures. A total of 159,654 and 35,785 contingently issuable performance-based RSUs were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2015 and 2014, respectively, because the net effect of including them would have been antidilutive.

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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2015	Total	Level 1	Level 2	Level 3
Mutual funds	$765	$765	$—	$—
Investments
Federal agency notes	$168,582	$—	$168,582	$—
Commercial paper	$109,983	$—	$109,983	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Mutual funds	$623	$623	$—	$—
Investments
Federal agency notes	$143,139	$—	$143,139	$—
Commercial paper	$108,115	$—	$108,115	$—
The fair value of the mutual funds is based on market prices that are readily available and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets. The balance of the money market funds at March 31, 2015 and December 31, 2014, is $93.3 million and $120.0 million, respectively, and is classified as Level 1. The money market funds are recorded in Cash and cash equivalents on the Company's Consolidated Balance Sheets. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2015	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$322,363	$—	$322,363	$—
Long-term investments	$841	$841	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Certain Marathon real estate properties	$754	$—	$—	$754
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$303,108	$—	$303,108	$—
Long-term investments	$896	$896	$—	$—
The Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon should be considered for impairment. The Company obtained an estimate of fair value and impaired those properties.
The Company used its current trading data to determine the fair value of its $2.2 million of outstanding 1.875% debentures. The Company determined the fair value of the liability component of its $396.75 million of outstanding 1.75% debentures at March 31, 2015 and December 31, 2014, by using observable market based information for debt instruments of similar amounts and duration.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at March 31, 2015 and December 31, 2014, is based on market prices which are readily available.

NOTE 16
RELATED PARTIES

Mitsubishi owns a 25% interest in the Company's previously wholly-owned subsidiary, SCI, which owns Marathon and its related properties located in northern Ontario, Canada. The Company made PGM sales of $15.9 million and $48.0 million to Mitsubishi in the three-month periods ended March 31, 2015 and 2014, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2014 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, and is listed on the New York Stock Exchange under the symbol SWC. The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, an extensive trend of platinum group metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. These mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, which smelts and partially refines them. Along with the mine concentrates, the Company's processing complex also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties. A portion of this recycling activity represents material purchased for the Company’s own account; the remainder is toll processed on behalf of others. After being processed through the Company's processing facilities in Columbus, the final product is a PGM-rich filter cake, which is shipped to Johnson Matthey in New Jersey for final refining and then delivered as finished metal into the Company's account.
During 2015, the Company is continuing to focus on initiatives intended to improve operating efficiency and increase the overall return on capital. Such efforts include carefully monitoring the Company's capital and exploration programs, reviewing mining practices, and seeking to optimize corporate organization. Noteworthy steps taken recently in support of these efficiency improvements include expansion of the Company's internal operations by creating a separate metal sales and trading subsidiary, continuing adjustments to the Company's workforce levels (now principally through attrition and some selective hiring), and the decision to relocate the Company's corporate headquarters to Denver, Colorado and other corporate staff to existing office space in Columbus. As previously disclosed, the Company has set a two-year internal goal to reduce its All-in Sustaining Costs (AISC) (a non-GAAP financial measure defined in more detail below - please see "Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues.") by approximately $100 per ounce from 2013 cost levels.
FIRST QUARTER 2015 SUMMARY RESULTS
For the first quarter of 2015, the Company reported consolidated net income attributable to common stockholders of $23.0 million, or $0.17 per diluted share, compared to the consolidated net income attributable to common stockholders of $19.6 million, or $0.15 per diluted share, reported in the first quarter of 2014. The 2015 first quarter earnings reflect a discrete tax benefit of approximately $8.6 million related to the establishment of SWC Trading Inc. to manage the Company's sales and trading activities. The first quarter of 2015 was also impacted by lower realized prices, lower costs and increased mine production, and a $4.8 million decline in foreign currency effects, mostly attributable to the Company's Argentine assets.
Segment earnings from the Company's mining operations (before income taxes) totaled $28.8 million for the first quarter of 2015, compared to $32.8 million for the same period in 2014. Volumes of mined palladium and platinum sold in this year's first quarter increased to 136,700 ounces from 131,300 ounces in the first quarter of 2014. The average combined realized price on sales of mined palladium and platinum was $871 per ounce in the first quarter of 2015, compared to $907 per ounce realized in the first quarter of 2014, reflecting lower market prices in 2015 for PGMs. Consolidated total cash costs, net of credits, per mined ounce for the Company’s mining operations averaged $537 per ounce in the first quarter of 2015, 5.5% lower than the $568 per ounce in the first quarter of 2014, mostly resulting from labor reductions at the Stillwater Mine and higher production rates at the East Boulder Mine. (“Total cash costs, net of credits, per mined ounce” is a non-GAAP financial measure further defined below in Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues.)
Segment earnings from the Company's recycling activities (before income taxes) were $2.1 million in the 2015 first quarter, down from $3.2 million in the first quarter of 2014. The share of total recycling ounces toll processed on behalf of others, which is a lower margin business, increased relative to recycling ounces purchased for the Company's own account in the first quarter of 2015. Total recycling volumes of purchased material sold during the first quarter of 2015 equaled 74,600 ounces (including palladium, platinum and rhodium) at an average realization of $981 per ounce, compared to the 93,500 recycling ounces sold during the first quarter of 2014 at an average realization of $980 per ounce. In addition, the Company delivered 40,200 recycled tolled ounces during the 2015 first quarter, up from 15,300 recycled tolled ounces in the first quarter of 2014.

The Company's cash and cash equivalents balance was $262.6 million at March 31, 2015, compared to $280.3 million at December 31, 2014. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $541.2 million at March 31, 2015, an increase over the $531.5 million reported at December 31, 2014. Net working capital (including cash and cash equivalents and highly liquid investments) increased to $625.1 million at March 31, 2015, from $619.4 million at December 31, 2014. During the first three months of 2015, gross working capital in the PGM Recycling segment decreased to $54.1 million from $61.5 million at December 31, 2014, as inventories and advances in the PGM Recycling segment have declined.
MINING OPERATIONS
Mine production of palladium and platinum totaled 133,300 ounces for the first quarter of 2015, an increase of 2.0% from the 130,700 ounces produced in the first quarter of 2014. Mined ore and subgrade (i.e., reef waste) volumes fed to the Stillwater Mine concentrator during the 2015 first quarter totaled 189,800 tons, an increase from the 178,200 tons in the same quarter of 2014. This increase is attributable to the improved productivity following the changes made in 2014 and a focus on mining profitable ounces. For the same periods, East Boulder Mine ore and subgrade tonnages milled increased to 146,100 tons from 117,000 tons in 2014, reflecting the Graham Creek development area coming on-line and the benefit of adding an extra crew at the East Boulder mill in late 2014.
The Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income before tax. The table below illustrates the effect of applying these credits to the average cash costs per mined ounce for the combined Montana mining operations. (Detail for the individual mines follows later in the discussion.) The drop in total cash costs per ounce between the two periods is mostly attributable to higher productivity achieved with a reduced labor force, particularly at the Stillwater Mine, combined with the benefit of slightly higher total ounce production in the 2015 first quarter.

Cash Costs Per Mined Ounce Combined Montana Mining Operations	2015 First Quarter	2014 First Quarter
Reported Total Cash Costs per Mined Ounce net of Credits *	$537	$568
Add Back By-Product Revenue Credit	51	51
Add Back PGM Recycling Income Credit	16	24
Total Cash Costs per Mined Ounce before Credits *	$604	$643
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.
For assessing the overall operating efficiency of the Company's Montana operations, the Company utilizes a comprehensive non-GAAP financial measure, All-in Sustaining Costs per mined ounce. This metric is an indication of the total cash capital and operating cost per ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the first quarter of 2015, all-in sustaining costs averaged $763 per ounce, compared to $788 per ounce in the first quarter of 2014, reflecting lower total cash costs, corporate costs and non-project capital spending during the first quarter of 2015. For a more complete discussion of this measure, please see -- "Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues."
Stillwater Mine
At the Stillwater Mine, first quarter 2015 palladium and platinum production totaled 83,700 ounces, a decrease of 6.7% from the 89,700 ounces produced in the first quarter of 2014. The lower output in the 2015 first quarter was largely attributable to ore grade, which averaged approximately 0.48 combined ounces of palladium and platinum per ton in the quarter ended March 31, 2015, compared to 0.55 ounces per ton in the quarter ended March 31, 2014. Total ore and reef waste production sent to the mill increased, averaging 2,109 tons per day at the Stillwater Mine during the first quarter of 2015, up from 1,980 tons per day in the first quarter of 2014. The lower ore grade is primarily due to a focus that began in mid-2014 on deferring certain higher-grade stopes at the Stillwater Mine until adequate development infrastructure is available to properly support mining them efficiently.

The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per mined ounce at the Stillwater Mine.

Cash Costs Per Mined Ounce - Stillwater Mine	2015 First Quarter	2014 First Quarter
Reported Total Cash Costs per Mined Ounce net of Credits *	$531	$546
Add Back By-Product Revenue Credit	45	45
Add Back PGM Recycling Income Credit	16	24
Total Cash Costs per Mined Ounce before Credits *	$592	$615
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.
Stillwater Mine’s total cash costs per mined ounce, net of credits (a non-GAAP financial measure), decreased by 2.7% in the first quarter of 2015 compared with the same period in 2014. Total cash costs per mined ounce, before credits, decreased 3.7% for the first three months of 2015, from the same period in 2014. The lower costs for the first quarter of 2015 are principally the result of a reduced labor force at the Stillwater Mine, partially offset by lower produced ounces during the same period and a 4% contractual wage increase that took effect in mid-2014.
Capital expenditures at the Stillwater Mine totaled $21.0 million for the first quarter of 2015, including $5.2 million for the Blitz development, of which approximately $2.2 million was non-cash capitalized interest / depreciation. This compares to the $17.8 million of capital expenditures at the Stillwater Mine during the first quarter of 2014, of which $4.4 million was for the Blitz development, including approximately $1.8 million of non-cash capitalized interest / depreciation. Primary and secondary development footages for the first quarter of 2015 decreased relative to the comparable footages for the first quarter of 2014, with primary and secondary development together advancing approximately 14,200 feet in the first quarter of 2015 and 16,700 feet in the first quarter of 2014. Diamond drilling footage, on the other hand, increased for the first quarter of 2015, totaling approximately 112,500 feet, compared to 77,900 feet drilled in the first quarter of 2014. Ongoing mine development efforts, including diamond drilling, are part of a continuing effort to maintain the developed state of the mine.
East Boulder Mine
Mine production at the East Boulder Mine increased to 49,600 combined ounces of palladium and platinum for the first quarter of 2015, up 21.0% from 41,000 ounces produced in the first quarter of 2014. Total ore and reef waste production at the East Boulder Mine averaged 1,544 tons per day during the first quarter of 2015, an increase from 1,351 tons per day in the first quarter of 2014. With the mid-year 2014 startup of production from the Graham Creek area and addition of a third crew in the concentrator, total productive capacity at the East Boulder Mine has now increased.

Cash Costs Per Mined Ounce - East Boulder Mine	2015 First Quarter	2014 First Quarter
Reported Total Cash Costs per Mined Ounce net of Credits *	$547	$614
Add Back By-Product Revenue Credit	59	65
Add Back PGM Recycling Income Credit	16	24
Total Cash Costs per Mined Ounce before Credits *	$622	$703
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.
Total cash costs per mined ounce, net of credits, (a non-GAAP financial measure) for the first quarter of 2015 decreased approximately 10.9% from the same period in 2014. The first quarter of 2015 cash costs (before credits) declined by approximately 11.5%. The improvement in cash costs per ounce reflects the increased mine output, offset in part by a 4% wage increase that took effect at the beginning of 2015.
Capital expenditures at the East Boulder Mine totaled $4.3 million in the first quarter of 2015, compared to $4.4 million in the first quarter of 2014. Actual primary and secondary development advanced approximately 5,700 feet during the first quarter of 2015; the comparable development advance in the first quarter of 2014 was 5,400 feet. Diamond drilling footage for the first quarter of 2015 totaled approximately 108,400 feet compared to the 38,500 feet drilled in the first quarter of 2014. The 2015 results include 61,500 feet of definitional drilling in the Graham Creek area; there was no comparable drilling in the Graham Creek area during the first quarter of 2014.

PGM RECYCLING SEGMENT
Volumes of recycling material processed through the smelter declined during this year's first quarter to 16.1 tons per day of furnace feed from 17.0 tons per day in the first quarter of 2014. Average PGM loadings in the feed material have been higher in 2015 reflecting 108,700 total ounces of palladium, platinum and rhodium in the first quarter of 2015 compared to 101,500 ounces in the first quarter of 2014. Included in these totals were 40,200 recycled tolled ounces returned during the first quarter of 2015, compared to 15,300 recycled tolled ounces in the first quarter of 2014. Tolling revenues increased to $1.1 million in this year’s first quarter, compared to $0.5 million in the first quarter of 2014.
During the first quarter of 2015, the Company earned $2.1 million in income (before income taxes) from its PGM Recycling operations on revenues of $74.7 million; for the first quarter of 2014, the recycling operations earned $3.2 million in income on revenues of $93.5 million. For 2015 PGM Recycling revenues decreased by 34.4 % and total revenues decreased 20.1% compared to the same period in 2014. The cost of metals sold from the PGM Recycling segment was $72.7 million in the first quarter of 2015, compared to $90.7 million in the first quarter of 2014, a decrease of 19.8%. A majority of the cost of metals sold from recycling in each period is attributable to the cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate cost of metals sold from the PGM Recycling segment is driven mostly by the value of the PGMs in the materials purchased by the Company.
Sold ounces of recycled PGMs decreased by 20.2% to 74,600 ounces in the first quarter of 2015 from 93,500 ounces for the first quarter of 2014. The combined average recycling sales realization (including palladium, platinum and rhodium) was $981 per sold ounce for the first quarter of 2015, up from $980 per sold ounce for the same quarter of 2014.
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against material in transit to the Company's processing facilities, and payments for material in process. Outstanding advances for general working capital and material in transit not backed up by inventory physically in the Company’s possession totaled $6.3 million at March 31, 2015, and $7.3 million at December 31, 2014. In addition, recycling segment material physically in inventory totaled $47.8 million at March 31, 2015, and $54.3 million at December 31, 2014. In total, net working capital in the recycling segment decreased to $54.1 million at March 31, 2015, from $61.5 million at December 31, 2014. This decrease reflects somewhat lower recycling volumes in inventory at the end of this year's first quarter as well as lower PGM prices.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef in Montana. This development includes constructing underground and surface access to an area extending approximately 25,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 5000 East level, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 7,400 feet. During this year's first quarter, the TBM advance was slowed by poor ground conditions. Progress is likely to be reduced for several more months as the TBM works through this unstable area.
A second, parallel underground heading at Blitz, the 5600 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 10,700 feet of ramp and infrastructure development has been completed along the 5600 East heading to date. Development continues on schedule along this heading and has not been held up significantly by the type of ground conditions the TBM is facing.
The permitting process for the proposed Benbow access portal to be developed at the far end of the two primary Blitz tunnels is currently underway. Designed to intersect the two tunnels from the surface, this new portal will provide ventilation and emergency egress for the Blitz development area. The Company expects permitting to be completed for this phase of the project by the end of 2015.
Development at Blitz began in late 2010, and to date the Company has spent approximately $64.7 million of an estimated $200 million for Blitz infrastructure. Once the Blitz development is completed and mining commences, the Blitz development is intended to replace declining production from the Stillwater Mine in the medium term and to contribute some future growth to annual palladium and platinum production rates from the Stillwater complex.
In addition to its Montana operations, the Company also holds a 75% interest in Marathon, an undeveloped PGM-copper property situated near the north shore of Lake Superior in the province of Ontario, Canada. Administrative costs at Marathon for the first quarter of 2015 totaled $0.2 million on a 100% ownership basis. Exploration expense at Marathon totaled less than $0.1 million in this year's first quarter. Development plans for Marathon remain suspended until the project can demonstrate acceptable economics.

The Company also owns Altar, an exploration-stage property in the San Juan province of Argentina where prior drilling has demonstrated the presence of a large copper-gold porphyry deposit. Based on preliminary economics Altar appears to present an economically attractive mineral opportunity, but management has concluded that a multi-billion dollar copper-gold development in Argentina does not fit the Company's strategic objectives. Consequently, the Company is reviewing alternatives to best realize value on its investment in this property while taking steps to maintain its good standing and preserve its asset position at Altar. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year. Cash carrying costs at Altar totaled $1.0 million in the first quarter of 2015, including administrative costs of approximately $0.1 million and exploration expenses of approximately $0.9 million. The Company also recognized a non-cash foreign currency loss of $0.3 million in Argentina during this year's first quarter, compared to a gain of $4.4 million in the first quarter of 2014.
CAPITAL AND EXPLORATION EXPENDITURES
The Company incurred capital cash expenditures of $27.9 million during the first quarter of 2015. This compares to consolidated capital expenditures of $26.1 million in the first quarter of 2014.

Capital Expenditures	Three Months Ended
	March 31,
(In thousands)	2015	2014
Sustaining capital:
Stillwater Mine	$15,042	$13,291
East Boulder Mine	4,269	3,705
Processing and Other	943	889
Total sustaining capital	$20,254	$17,885
Project capital:
Blitz *	$5,241	$4,413
Graham Creek *	—	734
Hertzler Tailings Expansion	730	42
Other	2,150	1,600
Total project capital	$8,121	$6,789
Total U.S. capital expenditures	$28,375	$24,674
Adjustments at March 31	(473)	1,459
Cash capital spend for the period	$27,902	$26,133
* Capital expenditures for Blitz and Graham Creek include a total of approximately $2.2 million and $1.8 million of non-cash capitalized interest / depreciation costs for the three-month periods ended March 31, 2015 and 2014, respectively.
The Company recognized exploration expense of $1.1 million and $1.0 million for the three-month periods ended March 31, 2015 and 2014, respectively. All of the Company's exploration expenditures to date in 2015 and for the full year of 2014 are associated with its Marathon and Altar assets.
SUPPLY AND DEMAND COMMENTARY FOR PGM MARKETS
(The following discussion reflects management’s assessment of the recent state of the PGM markets, based on discussion with industry analysts and the Company’s own observations of market dynamics. There can be no assurance that the Company’s conclusions reflect a complete or accurate picture of supply and demand trends or other market considerations. However, management’s view of market conditions and the outlook for PGM supply and demand may influence its decisions on mining activities, future acquisitions, expansions or divestitures, capital investment, financing, hiring and various other factors.)
Following the resolution of the labor issues that plagued the South Africa PGM industry during the first half of 2014, a period of generally strengthening prices for both palladium and platinum, the two metals have largely followed diverging paths, with palladium prices increasing and platinum prices decreasing. Primary sources of PGM supply worldwide are limited to a few large producers in South Africa and Zimbabwe, significant PGM by-product output from Norilsk Nickel in Russia, plus output from the Company’s operations in Montana and a few mostly by-product producers in Canada.

According to Johnson Matthey estimates, total primary (i.e., newly mined) palladium supply totaled approximately 6.2 million ounces worldwide in 2014, down from around 6.6 million ounces in 2013. Primary platinum supply was about 5.1 million ounces in 2014, down more sharply from approximately 5.8 million ounces in 2013. Virtually all the decline in platinum production during 2014 was attributable to strike-related losses in South Africa. Supplies of palladium were not affected as dramatically as platinum by the labor strife in South Africa, as the South African mines typically produce more platinum than palladium. With South African mines now back in operation, it would be rational to conclude that primary production of both metals should have returned to more historical levels by the first quarter of 2015. Releases of metal from the Russian strategic palladium reserves, which at one time were a major source of palladium supply, have been negligible for several years, leading some to conclude that those reserves are now substantially depleted. The supply of recycled PGM volumes has continued to increase gradually from year-to-year, and Johnson Matthey estimates recycling contributed an additional 2.7 million ounces of palladium and 2.3 million ounces of platinum to supply in 2014, up from about 2.5 and 2.0 million ounces of palladium and platinum, respectively, in 2013.
Platinum and Palladium Market Price History
According to Johnson Matthey, total gross demand for palladium (net of investment demand of 0.8 million ounces)increased to 9.7 million ounces worldwide in 2014 from 9.5 million ounces in 2013. Of the 2014 total, approximately 7.3 million ounces, or 75%, of palladium demand went into automotive catalysts; the remainder was divided among other industrial uses (2.1 million ounces - approximately 22%) and jewelry (0.3 million ounces - approximately 3%). Investment demand for palladium during 2014 was stimulated by the introduction of two new South African palladium ETFs; these now appear to have about reached equilibrium, however. Overall, Johnson Matthey estimates palladium experienced a shortfall between production and consumption in 2014 of approximately 1.6 million ounces which had to be supplied by drawing down existing stockpiles of the metal.
In the case of platinum, Johnson Matthey has estimated that total gross demand for the metal (net of 0.3 million ounces of investment demand) was approximately 8.2 million ounces in 2014, compared to 7.9 million ounces in 2013. The two largest sources of platinum demand are for automotive catalysts and jewelry. According to Johnson Matthey, about 3.4 million ounces, or 41% of total demand, went toward automotive demand and nearly 3.0 million ounces, or 36%, to the jewelry markets. Other sources of demand include various industrial applications (1.8 million ounces, or 23%). Platinum is particularly well suited for use in diesel engine catalytic converters and so is very dependent on European automobile production, which is over 50% diesel. After years of depressed sales, the European market began to show signs of recovery during the second half of 2014, a trend that appears to have continued into the first quarter of 2015. Johnson Matthey estimates the overall shortfall between platinum production and consumption in 2014 totaled about 1.1 million ounces.

During the first quarter of 2015, the platinum price generally trended downward, at its lowest point in March reaching levels not seen since early 2009. And after trading well above the price of gold since mid-2013, the platinum price has trailed gold for most of the 2015 first quarter. Several factors are invoked to explain this price weakness. First, the U.S. dollar strength against the euro and other currencies during the first quarter has put downward pressure on nearly all commodity prices. Also, the corresponding weakness of the South African rand translates into higher prices for platinum in the local currency, taking pressure off the producers to cut back output. Second, the supply of platinum has now returned to more normal levels following the labor problems of 2014, and platinum above-ground inventories reportedly are plentiful, while demand has not seen a corresponding jump. And third, short positions in the metal market reportedly grew during the first quarter, reaching record levels on the NYMEX during February and early March, and declining somewhat thereafter. ETF holdings of platinum also declined during the first quarter.
While palladium faced many of these same external headwinds during the first quarter of 2015, including the effect of currency fluctuations, at the same time relatively robust underlying industrial demand has allowed it to trade within a fairly defined price range. Palladium traded between a high of $833 per ounce and a low of $736 per ounce during the first three months of 2015, broadly consistent with its range during the fourth quarter of last year. Reportedly the flow of palladium into China during the first quarter of 2015, including direct imports plus metal arriving through Hong Kong, was at record levels, most likely driven by a combination of automotive demand and investment interest. Chinese auto production growth reportedly averaged about 10% during 2014, a trend which would support growing palladium imports. Other major auto markets, including North America and Europe, generally appear to be performing well, notwithstanding the harsh winter weather that affected some areas. However, palladium also experienced overall net ETF liquidation during the first quarter, consistent with palladium's investment positioning as a trader's metal more than as a store of value.
SALES AND CUSTOMERS
As previously disclosed, during 2014 the Company and Johnson Matthey jointly entered into a PGM supply agreement and a refining agreement. These agreements provide that, effective July 1, 2014, Johnson Matthey has an exclusive five-year right to refine all PGM filter cake the Company produces at its Columbus, Montana facilities. Johnson Matthey in return has agreed to processing terms that the Company finds favorable. The supply agreement also gives Johnson Matthey the exclusive right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company’s sales agreement with Tiffany & Co.) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreement include a good-faith effort by Johnson Matthey to assist in growing the Company's recycling volumes, appropriate sharing of market intelligence to the extent permitted by law, and a cooperative effort to evaluate and possibly develop new PGM technologies. The supply agreement includes a provision allowing the Company at its sole discretion to exit the agreement early in return for the payment of a nominal fee.
To the extent possible, all recycling material that the Company purchases is sold forward at the time the material is acquired, thereby essentially fixing the sales margin on the material. Forward sales of recycled ounces are customarily offered to any of several counterparties whom the Company believes are able to take future physical delivery of the underlying metal. Such forward sales are regarded as "normal sales" transactions for accounting purposes and therefore are not accounted for as hedges.
During the first quarter of 2015, Johnson Matthey purchased all of the Company's mined PGM production (excluding the platinum ounces delivered under separate contract to Tiffany & Co.).

STRATEGIC CONSIDERATIONS
The discussion of corporate strategic efforts that follows is intended as an update of matters discussed in previous filings. For a discussion of the Company's strategic capital and exploration, please reference the previous sections of this Item 2 entitled Exploration and Development and Capital and Exploration Expenditures.
The Company's safety performance is of paramount importance to every employee and is the Company's primary consideration in all aspects of its operations. The Company normally assesses its safety performance using two broad sets of measures - incidence rates and regulatory compliance. Incidence rates in the U.S. usually are measured as the number of medically reportable events per 200,000 man hours. Regulatory compliance is measured in terms of the number and severity of citations issued to the Company and its contractors on site by Mine Safety and Health Administration (MSHA) inspectors.
The Company's overall incidence rate per 200,000 man hours in its Montana operations for the first three months of 2015 is trending favorably, having declined by 9.2% from the comparable period of 2014. The Stillwater Mine has experienced a particularly favorable safety performance in the first quarter of 2015, seeing its incidence rate decline by almost 60% compared to the first quarter of 2014. For further detail, please see Exhibit 95 - Mine Safety Disclosures, included as an exhibit to this filing.
The Company also continues its focus on environmental excellence. The Company works closely with governmental agencies and the local communities to ensure its strict compliance with environmental regulations and attention to its neighbors' environmental concerns. Over the past year, the Company has invested in the installation of underdrains on its tailings facilities in an effort to alleviate elevated nitrate levels observed seasonally in the adjacent groundwater. Such elevated levels appear to arise from explosives residues in the waste rock from the mines. Several years ago the Company switched its blasting agent from ANFO to stick powder, at substantial additional cost, as part of the same effort.
Cost containment remains a key focus throughout the Company's operations. The Company utilizes a non-GAAP financial measure of overall cost efficiency, All-in Sustaining Costs (AISC), to assess the performance of its Montana operations. (Please see the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC.) For the three months ended March 31, 2015, the Company's AISC averaged $763 per ounce, compared to $788 per ounce in last year's first quarter.
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees at the Stillwater Mine and the Company's processing facilities in Columbus, will expire on June 1 of this year. The other agreement, covering employees at the East Boulder Mine, expires on December 31, 2015. Negotiations with the United Steelworkers, which represents the workforce, are currently in progress in regard to the Stillwater Mine and the Columbus processing facilities.
At the Stillwater Mine, the Company in 2014 restructured its mine plan to defer certain mining stopes whose profitably could not be maximized at that time. In some cases, these were comparatively high-grade stopes that lacked adequate supporting infrastructure in the immediate vicinity and so were better deferred until adequate infrastructure is available. Also, some mining resources were allocated away from marginally profitable stopes and into areas that offered higher profitability.
Capital and exploration spending remains scaled back at Marathon and Altar in 2015, pending appropriate opportunities to realize value from those assets. In the existing Montana operations the developed state of the mines is now sufficiently advanced that development spending can be reduced in some areas of the mines. Capital expenditures corporate-wide through the first three-months of 2015 have totaled $27.9 million.
The Company's worldwide workforce at March 31, 2015, totaled 1,609 employees, including 1,600 in Montana, and 9 in foreign subsidiaries. This compares to 1,749 employees at March 31, 2014, of which 1,729 were Montana-based and 20 were in Canadian and South American subsidiaries.
The Company currently has available capacity in its mine concentrators and in its Columbus processing facilities. With the startup of production from the Graham Creek area, the Company added a third crew in the East Boulder concentrator during the third quarter of 2014, thereby increasing mill utilization by approximately 25%. The Company may consider adding a fourth crew as mine output expands further. Similarly, the Company has been exploring various opportunities to increase throughput at its processing facilities in Columbus, primarily through growing its recycling business and potentially through other processing arrangements with third parties. The recycling business is very competitive and attaining further significant growth while maintaining margins may prove to be challenging. However, the Company recently has entered into longer-term agreements with some of its larger recycling suppliers, offering preferential terms in return for firm extended supply commitments.

The Company has recently determined to relocate its corporate headquarters from Billings, Montana to Denver, Colorado. The move will take place in conjunction with the expiration of the current Billings office lease in August 2015. A limited number of employees currently located in Billings will be transferred to Denver, which should better accommodate the logistics of their specific responsibilities. Other corporate staff currently in Billings will move their offices to existing space available in Columbus, Montana, closer to the Company's operating mines.
Late in the first quarter of 2015, the Company expanded its internal operations by creating a separate metal sales and trading subsidiary. This newly established entity will have responsibility for commercial activities including recycling purchases and sales, transportation and final refining of mined PGMs and management of metals trading operations. Certain employees previously involved in these functions have been transferred into the new subsidiary.
The Company seeks to maintain significant balance-sheet liquidity on hand in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. The Company's liquidity at March 31, 2015, totaled $541.2 million, including cash and cash equivalents totaling $262.6 million and highly liquid investments of $278.6 million. The Company also has approximately $47.2 million of borrowing capacity available under its revolving line of credit. Total principal outstanding (before discounts) under the Company's long-term debt obligations as of March 31, 2015, totaled $401.2 million.

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended March 31, 2015 and 2014
The Company’s total revenues decreased by 8.7% to $200.5 million in the first quarter of 2015 compared to $219.5 million for the first quarter of 2014. The following analysis provides comparative detail for key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	March 31,		Increase	Percentage
(In thousands, except for average prices)	2015	2014	(Decrease)	Change
Revenues	$200,520	$219,499	$(18,979)	(9)%
Ounces Sold:
Mine Production:
Palladium (oz.)	107	100	7	7%
Platinum (oz.)	30	31	(1)	(3)%
Total	137	131	6	5%
PGM Recycling: (1)
Palladium (oz.)	44	54	(10)	(19)%
Platinum (oz.)	25	32	(7)	(22)%
Rhodium (oz.)	6	8	(2)	(25)%
Total	75	94	(19)	(20)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	3	—	—
Silver (oz.)	1	2	(1)	(50)%
Copper (lb.)	260	176	84	48%
Nickel (lb.)	398	365	33	9%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$784	$743	$41	6%
Platinum ($/oz.)	$1,189	$1,431	$(242)	(17)%
Combined ($/oz.) (4)	$871	$907	$(36)	(4)%
PGM Recycling: (1)
Palladium ($/oz.)	$797	$729	$68	9%
Platinum ($/oz.)	$1,250	$1,410	$(160)	(11)%
Rhodium ($/oz.)	$1,220	$857	$363	42%
Combined ($/oz.) (4)	$981	$980	$1	—
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,166	$1,060	$106	10%
Gold ($/oz.)	$1,222	$1,295	$(73)	(6)%
Silver ($/oz.)	$17	$21	$(4)	(19)%
Copper ($/lb.)	$2.46	$3.05	$(0.59)	(19)%
Nickel ($/lb.)	$4.97	$5.81	$(0.84)	(14)%
Average market price per ounce (3)
Palladium ($/oz.)	$786	$745	$41	6%
Platinum ($/oz.)	$1,192	$1,429	$(237)	(17)%
Combined ($/oz.) (4)	$873	$908	$(35)	(4)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

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

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $125.7 million in both the first quarter of 2015 and the first quarter of 2014. The Mine Production revenues were virtually unchanged despite higher volumes sold during the first quarter of 2015, which were offset by lower average realized prices for metal sold during the quarter. The total quantity of mined palladium and platinum sold in the first quarter of 2015 increased to 136,700 ounces from 131,300 ounces sold during the first quarter of 2014. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $871 per ounce in the first quarter of 2015, compared to $907 per ounce in the first quarter of 2014, a 4.0% decrease.
The costs of metals sold from Mine Production totaled $80.0 million for the first quarter of 2015, compared to $78.0 million for the first quarter of 2014, an increase of 2.6%. Royalties and severance taxes on the higher sales ounces, partially offset by the effect of lower realized PGM prices, contributed to the small increase in cost of metals sold.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 108,700 ounces in the first quarter of 2015 from 101,500 ounces in the first quarter of 2014. Total sales revenues from PGM Recycling of $74.7 million in the first quarter of 2015 were down 20.1% from the $93.5 million reported for the first quarter of 2014. Tolling's share of total recycling revenues in the first quarter of 2015 rose to $1.1 million on 39,200 tolled ounces of palladium, platinum and rhodium processed, compared to $0.5 million on 15,300 ounces processed in the first quarter of 2014. However, revenues from sales of purchased recycling materials declined 20.9% in the first quarter of 2015 to $73.6 million on 74,600 ounces of palladium, platinum and rhodium sold, from $93.0 million on 93,500 ounces sold in the first quarter of 2014. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium increased to $981 per ounce in the first quarter of 2015, compared to $980 per ounce realized in the first quarter of 2014.
The costs of metals sold from PGM Recycling totaled $72.7 million in the first quarter of 2015, compared to $90.7 million in the first quarter of 2014, a decrease of 19.8%. This change was due to the lower recycling volumes processed and sold and the corresponding decrease in the total cost of acquiring recycling material for processing.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) decreased 9.5% to $152.7 million in the first quarter of 2015 from $168.8 million in the first quarter of 2014. The lower costs in the first quarter of 2015, was driven primarily by the 20.2% decrease in volumes of recycling material sold (and the lower associated cost of acquiring the contained metals) and was partially offset by the cost of slightly higher palladium and platinum ounces sold from Mine Production.
Mining operations PGM ounce production for the first quarters of 2015 and 2014 is shown in the following table:
Mined PGM Ounces Produced Three Months Ended March 31, 2015 and 2014

	Platinum	Palladium	Total
Stillwater Mine
2015	19,200	64,500	83,700
2014	20,800	68,900	89,700
Percentage change	(7.7)%	(6.4)%	(6.7)%
East Boulder Mine
2015	10,900	38,700	49,600
2014	9,100	31,900	41,000
Percentage change	19.8%	21.3%	21.0%
Totals
2015	30,100	103,200	133,300
2014	29,900	100,800	130,700
Percentage change	0.7%	2.4%	2.0%

The Company's corporate general and administrative costs decreased by approximately $1.5 million to $8.3 million in the first quarter of 2015 from $9.8 million for the same period of 2014 mainly as a direct result of the scaling back of the activities at Marathon. Exploration expenses during the first quarter of 2015 were $1.1 million compared to $1.0 million in the first quarter of 2014.
Total interest income for the first quarter of 2015 decreased to $0.7 million from $0.8 million in the corresponding quarter of 2014, mostly reflecting lower financing income on recycling balances in 2015. Interest expense in the first quarters of 2015 and 2014 was $5.3 million and $5.9 million, respectively, net of capitalized interest of $1.3 million and $1.1 million, respectively. Reduced interest expense as a result of the July 2014 redemption of the $30 million of 8.0% Exempt Facility Revenue Bonds was slightly offset by higher accretion expense on the Company's convertible debentures.
The net foreign currency transaction loss recognized in the first quarter of 2015 was $0.6 million, compared to a gain of $4.2 million in the same quarter of 2014. The foreign currency transaction gain recorded for the first quarter of 2014 mostly resulted from the large acquisition-related deferred tax liability denominated in Argentine pesos carried on the books of Peregrine Metals Ltd. The overall gain during 2014 was a result of the strength of the U.S. dollar relative to a rapidly depreciating Argentine peso. As the deferred tax obligation will be settled at a future date in Argentine pesos, changes in the liability when revalued into U.S. dollars are recognized in the period within Foreign currency transaction (loss) gain, net on the Company's Consolidated Statements of Comprehensive Income.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $38.3 million for the three-month period ended March 31, 2015, compared to $4.8 million in the three-month period ended March 31, 2014. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from the mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The stronger reported net cash provided from operating activities for the first three months of 2015 reflected higher PGM sales ounces from mining activity (partially offset by lower realized PGM prices and the weaker recycling sales volumes in 2015), lower G&A and exploration costs, and lower product inventories.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling material held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have little effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of material available in the market also may rise or fall, which can affect the total profitability of the Company's recycling activities. On average, it takes the Company two to three months from the date of receipt to process and deliver metal from purchased lots of recycling material.
Changes in the cash costs of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at March 31, 2015, a reduction in annual mined production due to grade of 10% would reduce annual cash flow from operations by an estimated $42 million.
Net cash used in investing activities for the three-month period ended March 31, 2015, was approximately $55.4 million, comprised mainly of $27.9 million of cash capital expenditures and $27.5 million of net purchases of short-term investments. For the three-month period ended March 31, 2014, net cash used by investing activities was $66.8 million, comprised of $26.1 million of cash capital expenditures and $40.9 million of net purchases of short-term investments.
Net cash consumed by financing activities in the three-month period ended March 31, 2015, was $0.6 million, mostly comprised of principal payments on debt and capital leases. For the three-month period ended March 31, 2014, the net cash associated with financing activities was negligible.
At March 31, 2015, the Company’s cash and cash equivalents balance was $262.6 million, compared to $280.3 million at December 31, 2014. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $541.2 million at March 31, 2015, an increase of $9.7 million from $531.5 million at December 31, 2014. The March 31, 2015, cash and liquidity balances include $17.9 million of cash held in Canada that is dedicated as funding for Marathon (and other related properties) and is not available to the Company for its general corporate purposes. Net working capital (including cash and cash equivalents and highly liquid investments) at March 31, 2015, was $625.1 million, compared to $619.4 million at December 31, 2014.

Outstanding total balance sheet debt reported at March 31, 2015, was approximately $300.1 million, up from the $296.2 million at December 31, 2014; the increase primarily reflects accretion of the debt component on the Company's outstanding convertible debentures. The Company’s total debt includes approximately $295.6 million of 1.75% convertible debentures, $2.2 million of 1.875% convertible debentures, less than $0.2 million of financing for a land purchase in 2012 and $2.1 million due under a capital lease. The $295.6 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount borrowed was $396.75 million. The total gross principal outstanding (before discounts) under the Company's long-term debt obligations was $401.2 million at March 31, 2015.
The Company expects to pay $7.0 million of interest during the remaining nine months of 2015 related to its outstanding debt obligations. The Company made cash payments for interest of $3.6 million for the three-month period ended March 31, 2015, compared to $0.1 million for the same period of 2014.
The Company has in place a $125.0 million asset-backed revolving credit facility with a group of banks. Net available capacity under the borrowing base was approximately $47.2 million at March 31, 2015, after taking into account $18.1 million utilized for undrawn irrevocable letters of credit under the facility, which reduce available borrowing capacity on a dollar-for-dollar basis.
CONTRACTUAL CASH OBLIGATIONS
The Company's contractual cash obligations at March 31, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations" of the Company's 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2015. In the first quarter of 2015, there have been no material changes in the Company's contractual obligations outside the ordinary course of business.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “predicts,” “should,” “will,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of our operations; strengthening financial and operating performance; managing the business through volatile metal prices; estimated 2015 production, cash costs per mined ounce, AISC, general and administrative costs, exploration expense and capital expenditures; and the usefulness of non-GAAP financial measures. The forward-looking statements in this report are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2014 Annual Report on Form 10-K (on file with the United States Securities and Exchange Commission, and available on the Company’s website at www.stillwatermining.com).
The Company intends that the forward-looking statements contained in this report be subject to the above-mentioned statutory safe harbors. Investors are cautioned that forward-looking statements are not guarantees of future performance and that actual results of performance may be materially different from those expressed or implied in the forward looking statements. Investors should not to rely on forward-looking statements. The forward-looking statements in this report speak only as of the filing date of this report. Although the Company may from time to time voluntarily update its prior forward-looking statements, the Company disclaims any obligation to update forward-looking statements except as required by securities laws.
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s 2014 Annual Report on Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except where noted)	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	103	101
Platinum	30	30
Total	133	131
Tons milled	308	277
Mill head grade (ounce per ton)	0.46	0.50
Sub-grade tons milled (1)	28	18
Sub-grade tons mill head grade (ounce per ton)	0.16	0.19
Total tons milled (1)	336	295
Combined mill head grade (ounce per ton)	0.44	0.48
Total mill recovery (%)	92	92
Total mine concentrate shipped (tons) (3)	8,456	7,301
Platinum grade in concentrate (ounce per ton) (3)	3.74	4.70
Palladium grade in concentrate (ounce per ton) (3)	12.58	14.93
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$537	$568
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$213	$251
Stillwater Mine:
Ounces produced
Palladium	64	69
Platinum	19	21
Total	83	90
Tons milled	172	170
Mill head grade (ounce per ton)	0.51	0.56
Sub-grade tons milled (1)	18	8
Sub-grade tons mill head grade (ounce per ton)	0.19	0.28
Total tons milled (1)	190	178
Combined mill head grade (ounce per ton)	0.48	0.55
Total mill recovery (%)	93	93
Total mine concentrate shipped (tons) (3)	4,650	4,395
Platinum grade in concentrate (ounce per ton) (3)	4.44	5.56
Palladium grade in concentrate (ounce per ton) (3)	14.48	17.19
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$531	$546
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$234	$275

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except where noted)	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	39	32
Platinum	11	9
Total	50	41
Tons milled	136	107
Mill head grade (ounce per ton)	0.40	0.41
Sub-grade tons milled (1)	10	10
Sub-grade tons mill head grade (ounce per ton)	0.10	0.11
Total tons milled (1)	146	117
Combined mill head grade (ounce per ton)	0.38	0.39
Total mill recovery (%)	91	90
Total mine concentrate shipped (tons) (3)	3,806	2,906
Platinum grade in concentrate (ounce per ton) (3)	2.89	3.41
Palladium grade in concentrate (ounce per ton) (3)	10.25	11.52
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$547	$614
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$186	$215

(1)
Sub-grade tons milled includes reef waste material only. Reef waste material is PGM-bearing mined material below the cutoff grade for proven and probable reserves but with sufficient economic value to justify processing it through the concentrator along with the mined ore. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s 2014 Annual Report on Form 10-K for further information.

(2)
Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total cash costs per ounce, net of credits is a non-GAAP financial measure that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except for average prices)	2015	2014
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	107	100
Platinum (oz.)	30	31
Total	137	131
PGM Recycling: (1)
Palladium (oz.)	44	54
Platinum (oz.)	25	32
Rhodium (oz.)	6	8
Total	75	94
By-products from Mine Production: (2)
Rhodium (oz.)	1	1
Gold (oz.)	3	3
Silver (oz.)	1	2
Copper (lb.)	260	176
Nickel (lb.)	398	365
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$784	$743
Platinum ($/oz.)	$1,189	$1,431
Combined ($/oz) (4)	$871	$907
PGM Recycling: (1)
Palladium ($/oz.)	$797	$729
Platinum ($/oz.)	$1,250	$1,410
Rhodium ($/oz)	$1,220	$857
Combined ($/oz) (4)	$981	$980
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,166	$1,060
Gold ($/oz.)	$1,222	$1,295
Silver ($/oz.)	$17	$21
Copper ($/lb.)	$2.46	$3.05
Nickel ($/lb.)	$4.97	$5.81
Average market price per ounce (3)
Palladium ($/oz.)	$786	$745
Platinum ($/oz.)	$1,192	$1,429
Combined ($/oz) (4)	$873	$908

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)
The Company’s average realized price represents revenues, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London market for the actual months of the period.

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
Total Consolidated Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Company's Consolidated Statements of Comprehensive Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and PGM Recycling and Other are equal, in the aggregate, to total consolidated costs of revenues as reported in the Company’s Consolidated Statements of Comprehensive Income.
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
When divided by the total tons milled in the respective period, Total Cash Costs per Ton Milled (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Costs per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Costs per Ounce (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Costs per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Costs of Revenues
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2015	2014
Consolidated:
Total cash costs before by-product and recycling credits (Non-GAAP)	$80,433	$84,051
Less: By-product credit	(6,745)	(6,681)
Less: Recycling income credit	(2,127)	(3,168)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$71,561	$74,202

Divided by platinum/palladium ounces produced	133	131

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$604	$643
Less: By-product credit per ounce Pt/Pd produced	(51)	(51)
Less: Recycling income credit per ounce Pt/Pd produced	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$537	$568

Divided by ore tons milled	336	295

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$239	$285
Less: By-product credit per ore ton milled	(20)	(23)
Less: Recycling income credit per ore ton milled	(6)	(11)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$213	$251

Reconciliation to consolidated costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$71,561	$74,202
Asset retirement costs	191	181
Depletion, depreciation and amortization	16,869	14,910
Depletion, depreciation and amortization (in inventory)	(937)	553
Change in product inventories	354	(6,714)
Cost of PGM Recycling	72,705	90,706
PGM Recycling depreciation	252	241
By-product credit	6,745	6,681
Profit from PGM Recycling (before gain/loss on asset disposals)	2,127	3,168
Total consolidated costs of revenues	$169,867	$183,928

Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2015	2014
Stillwater Mine:
Total cash costs before by-product and recycling credits (Non-GAAP)	$49,534	$55,228
Less: By-product credit	(3,805)	(4,016)
Less: Recycling income credit	(1,335)	(2,171)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$44,394	$49,041

Divided by platinum/palladium ounces produced	84	90

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$592	$615
Less: By-product credit per ounce Pt/Pd produced	(45)	(45)
Less: Recycling income credit per ounce Pt/Pd produced	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$531	$546

Divided by ore tons milled	190	178

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$261	$310
Less: By-product credit per ore ton milled	(20)	(23)
Less: Recycling income credit per ore ton milled	(7)	(12)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$234	$275

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$44,394	$49,041
Asset retirement costs	183	169
Depletion, depreciation and amortization	12,095	11,385
Depletion, depreciation and amortization (in inventory)	(716)	372
Change in product inventories	1,259	(4,050)
By-product credit	3,805	4,016
Profit from PGM Recycling (before gain/loss on asset disposals)	1,335	2,171
Total costs of revenues	$62,355	$63,104

Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2015	2014
East Boulder Mine
Total cash costs before by-product and recycling credits (Non-GAAP)	$30,899	$28,823
Less: By-product credit	(2,940)	(2,665)
Less: Recycling income credit	(792)	(997)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$27,167	$25,161

Divided by platinum/palladium ounces produced	50	41

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$622	$703
Less: By-product credit per ounce Pt/Pd produced	(59)	(65)
Less: Recycling income credit per ounce Pt/Pd produced	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$547	$614

Divided by ore tons milled	146	117

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$211	$247
Less: By-product credit per ore ton milled	(20)	(23)
Less: Recycling income credit per ore ton milled	(5)	(9)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$186	$215

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$27,167	$25,161
Asset retirement costs	8	12
Depletion, depreciation and amortization	4,774	3,525
Depletion, depreciation and amortization (in inventory)	(221)	181
Change in product inventories	(905)	(2,743)
By-product credit	2,940	2,665
Profit from PGM Recycling (before gain/loss on asset disposals)	792	997
Total costs of revenues	$34,555	$29,798

PGM Recycling and Other: (1)
Cost of open market acquisitions	$—	$79
Cost of PGM Recycling	72,705	90,706
PGM Recycling depreciation	252	241
Total costs of revenues	$72,957	$91,026
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
All-In Sustaining Costs (Non-GAAP Financial Measure)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except $/oz.)	2015	2014
All-In Sustaining Costs
Total cash costs net of by-product and recycling credits (Non-GAAP)	$71,561	$74,202
Recycling income credit	2,127	3,168
	$73,688	$77,370

Consolidated Corporate General & Administrative costs	$8,345	$9,786
Corporate depreciation and R&D included in Consolidated Corporate General & Administrative costs	(132)	(143)
General & Administrative Costs - Foreign Subsidiaries	(417)	(1,856)
	$7,796	$7,787

Total capitalized costs	$28,375	$24,674
Capital associated with expansion	(8,121)	(6,789)
Total Capital incurred to sustain existing operations	$20,254	$17,885

All-In Sustaining Costs (Non-GAAP)	$101,738	$103,042

Mined ounces produced	133.3	130.7

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$763	$788
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues section.
Prior year numbers have been restated to conform with current year presentation.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
COMMODITY PRICE RISK
The Company sells its mined palladium, platinum and associated by-product metals to its customers at prices approximating current market prices. As a result, the Company's financial performance is sensitive to fluctuations in the market prices for these materials. In order to ensure demand for its products persists throughout pricing cycles, the Company has entered into supply agreements with customers covering sales of its mine production. The Company also attempts to maintain adequate liquidity on hand and in undrawn credit facilities to sustain its operations through downturns in PGM prices.
In its PGM recycling activities, the Company customarily enters into fixed forward sales to mitigate its pricing exposure. The terms of a fixed forward sales transaction commit the Company to deliver a specified number of metal ounces on a particular future date at a stipulated price. At the time it enters into the forward sales commitment, the Company also utilizes the price offered in the forward markets to determine the price it is willing to pay to purchase the recycled materials. Because the forward price is used simultaneously to determine both the acquisition price and the ultimate selling price of the recycled ounces, this arrangement significantly reduces the Company's exposure to PGM price volatility. The Company believes such transactions qualify for the normal purchase / normal sale exception to hedge accounting treatment and so does not account for these transactions as hedges. For further information regarding the Company's fixed forward contracts, see "Note 5 - Derivative Instruments" in the Company's March 31, 2015 consolidated financial statements included in this document.
INTEREST RATE RISK
At March 31, 2015, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash borrowings against the facility would be subject to a floating interest rate. There were no such cash borrowings outstanding at March 31, 2015 and 2014.
The Company’s convertible debentures do not contain financial covenants. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there are currently no cash borrowings under the asset-backed revolving credit facility the Company is not constrained by these financial covenants at this time. The Company projects that the total cash cost to service its debt in 2015, including payments of principal and interest, will be about $9.2 million. The Company believes it has adequate liquidity available to meet its outstanding debt service obligations, both currently and in the future.
The Company customarily invests its excess cash balances in short-term instruments, which it classifies as "available-for-sale." The Company prioritizes its objectives for these investments in order of (1) preservation of principal, (2) maintenance of liquidity, and (3) return on investment, with the first two objectives taking precedence. In the current low interest rate environment, the Company has determined recently to restrict its investment of these cash balances to instruments backed by the full faith and credit of the United States government. Although this should adequately secure the invested principal, there can be no guarantee that future changes in interest rates or other market disruptions will not have a negative effect on the value and liquidity of investments made by the Company.

The Company is indirectly exposed to interest rate risk to the extent changes in interest rates may affect the value of its products. Historically, periods of low U.S. dollar interest rates have tended to benefit precious metal prices, as the opportunity cost to investors of foregoing interest on other types of investments is correspondingly reduced. Precious metals also may benefit as a perceived store of value during periods when high U.S. dollar interest rates reflect significant inflationary risk. However, to the extent attractive or rising U.S. dollar interest rates tend to strengthen the U.S. currency in relation to other major currencies, higher interest rates can tend to weaken precious metal prices in U.S. dollar terms and so reduce the prices the Company receives for its products.
FOREIGN CURRENCY RISK
The Company has some nominal exposure to Canadian, Argentine and other foreign currencies. These exposures currently are limited to foreign cash deposits and expenses incurred for the services of foreign-based employees and contractors, along with some associated support costs. The Company does not specifically hedge this exposure.
The Company has been exposed to a significant inflation rate on its Argentine holdings. For the first quarter of 2015, the Company experienced foreign currency transaction losses of $0.6 million, attributable in part to the Argentine peso stabilizing during the period. During the first quarter of 2014, the Company recorded a foreign currency transaction gain of $4.2 million on peso-denominated deferred tax balances recorded in conjunction with the acquisition of Peregrine Metals Ltd., the Company's Argentine subsidiary. The gain was a result of the U.S. dollar strengthening relative to the Argentine peso. Because these deferred taxes will be settled at a future date in pesos, changes in the relative currency values are recognized for each period in the Company's U.S. dollar accounts and appear as part of Foreign currency transaction (loss) gain, net on the Company's Consolidated Statements of Comprehensive Income.
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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at March 31, 2015, management determined that during the first quarter of 2015 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily consisting of employee lawsuits and employee injury claims. In the opinion of management, the ultimate disposition of these types of matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, with the Securities and Exchange Commission on February 20, 2015, which sets forth certain Risk Factors associated with the Company in Item 1A therein.
There have been no material changes to the risk factors as previously disclosed in the Company's 2014 Annual Report on Form 10-K.
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's 2014 Annual Report on Form 10-K. In the first quarter of 2015, the Company received a total of 15 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 - Mine Safety Disclosures of this quarterly report for more information.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	May 6, 2015
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	May 6, 2015
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

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

10.1
Executive Employment Agreement between Stillwater Mining Company and Ms. Kristen K. Koss, dated March 12, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 18, 2015).

10.2
Executive Employment Agreement between Stillwater Mining Company and Mr. Brent R. Wadman, dated March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 18, 2015).

10.3
Executive Employment Agreement between Stillwater Mining Company and Ms. Rhonda L. Ihde, dated March 12, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on March 18, 2015).

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