Form 10-Q
period 2015-06-30
STILLWATER MINING CO /DE/
filed 2015-07-31
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
Commission file number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-0480654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 West Dry Creek Circle, Suite 400, Littleton Colorado 80120
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
At July 27, 2015, the Company had outstanding 120,904,918 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
REVENUES
Mine Production	$118,968	$147,171	$244,706	$272,900
PGM Recycling	66,316	102,716	140,998	196,251
Other	100	—	200	235
Total revenues	185,384	249,887	385,904	469,386
COSTS AND EXPENSES
Costs of metals sold
Mine Production	80,631	89,499	160,672	167,490
PGM Recycling	64,441	100,266	137,146	190,972
Other	—	—	—	79
Total costs of metals sold (excludes depletion, depreciation and amortization)	145,072	189,765	297,818	358,541
Depletion, depreciation and amortization
Mine Production	16,942	17,540	33,811	32,450
PGM Recycling	256	262	508	503
Total depletion, depreciation and amortization	17,198	17,802	34,319	32,953
Total costs of revenues	162,270	207,567	332,137	391,494
Exploration	760	674	1,840	1,720
Reorganization	—	5,626	—	6,045
General and administrative	10,396	8,599	18,741	17,966
(Gain) loss on long-term investments	(2)	—	53	—
Impairment of non-producing mineral properties	46,772	—	46,772	—
(Gain) loss on disposal of property, plant and equipment	—	(63)	3	(301)
Total costs and expenses	220,196	222,403	399,546	416,924
OPERATING (LOSS) INCOME	(34,812)	27,484	(13,642)	52,462
OTHER INCOME (EXPENSE)
Other	17	32	901	64
Interest income	724	994	1,426	1,819
Interest expense	(5,312)	(5,868)	(10,616)	(11,719)
Foreign currency transaction gain, net	745	182	137	4,361
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(38,638)	22,824	(21,794)	46,987
Income tax (provision) benefit	(380)	(5,166)	5,663	(10,291)
NET (LOSS) INCOME	$(39,018)	$17,658	$(16,131)	$36,696
Net loss attributable to noncontrolling interest	(11,542)	(237)	(11,657)	(770)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,476)	$17,895	$(4,474)	$37,466
Other comprehensive income, net of tax
Net unrealized gains on investments available-for-sale	47	178	183	141
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,429)	$18,073	$(4,291)	$37,607
Comprehensive loss attributable to noncontrolling interest	(11,542)	(237)	(11,657)	(770)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(38,971)	$17,836	$(15,948)	$36,837
Weighted average common shares outstanding
Basic	120,751	119,867	120,637	119,738
Diluted	120,751	156,167	120,637	155,921
Basic (loss) earnings per share attributable to common stockholders	$(0.23)	$0.15	$(0.04)	$0.31
Diluted (loss) earnings per share attributable to common stockholders	$(0.23)	$0.14	$(0.04)	$0.29

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$222,808	$280,286
Investments, at fair market value	308,372	251,254
Inventories	127,800	130,307
Trade receivables	1,229	1,277
Deferred income taxes	18,453	21,055
Prepaids	5,831	2,546
Other current assets	16,715	14,671
Total current assets	701,208	701,396
Mineral properties	112,480	159,252
Mine development, net	437,735	409,754
Property, plant and equipment, net	116,067	118,881
Deferred debt issuance costs	5,422	6,032
Other noncurrent assets	5,760	4,012
Total assets	$1,378,672	$1,399,327
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$24,947	$26,806
Accrued compensation and benefits	29,562	29,973
Property, production and franchise taxes payable	16,255	15,828
Current portion of long-term debt and capital lease obligations	1,705	2,144
Other current liabilities	6,286	7,288
Total current liabilities	78,755	82,039
Long-term debt and capital lease obligations	302,488	294,023
Deferred income taxes	52,754	68,896
Accrued workers compensation	5,708	6,060
Asset retirement obligation	9,487	9,401
Other noncurrent liabilities	6,767	7,200
Total liabilities	455,959	467,619
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding 120,820,364 at June 30, 2015 and 120,381,746 at December 31, 2014	1,208	1,204
Paid-in capital	1,098,095	1,091,146
Accumulated deficit	(183,613)	(179,139)
Accumulated other comprehensive income	200	17
Total stockholders’ equity	915,890	913,228
Noncontrolling interest	6,823	18,480
Total equity	922,713	931,708
Total liabilities and equity	$1,378,672	$1,399,327
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,131)	$36,696
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	34,319	32,953
Loss on long-term investments	53	—
Impairment of non-producing mineral properties	46,772	—
Amortization/accretion on investment premium/discount	975	1,038
Loss (gain) on disposal of property, plant and equipment	3	(301)
Foreign currency transaction gain, net	(137)	(4,361)
Deferred income taxes	(12,592)	(4,043)
Accretion of asset retirement obligation	387	370
Amortization of deferred debt issuance costs	610	731
Accretion of convertible debenture debt discount	9,127	8,407
Share based compensation and other benefits	6,913	6,909
Non-cash capitalized interest	(1,784)	(1,396)
Changes in operating assets and liabilities:
Inventories	630	(11,099)
Trade receivables	48	(4,637)
Prepaids	(3,285)	(2,395)
Accrued compensation and benefits	(411)	(2,700)
Accounts payable	(117)	(6,581)
Property, production and franchise taxes payable	(6)	1,562
Income taxes payable	—	8,138
Accrued workers compensation	(352)	312
Other operating assets	(3,516)	(1,248)
Other operating liabilities	(1,907)	1,945
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,599	60,300
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,218)	(53,780)
Proceeds from disposal of property, plant and equipment	—	323
Purchases of investments	(184,660)	(134,367)
Proceeds from maturities of investments	126,849	87,395
NET CASH USED IN INVESTING ACTIVITIES	(116,029)	(100,429)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(1,097)	(1,043)
Proceeds from issuance of common stock	49	893
NET CASH USED IN FINANCING ACTIVITIES	(1,048)	(150)
CASH AND CASH EQUIVALENTS
Net decrease	(57,478)	(40,279)
Balance at beginning of period	280,286	286,687
BALANCE AT END OF PERIOD	$222,808	$246,408
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) at June 30, 2015, the results of its operations and cash flows for the six-month periods ended June 30, 2015 and 2014. The results of operations for the first six months of 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company reclassified Marketing expenses into General and administrative for the period ended June 30, 2014, for presentation purposes within the Company's Consolidated Statements of Comprehensive (Loss) Income.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to several customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Sales of copper and nickel by-products typically reflect a discount from market prices. By-product sales (gold, nickel, mined rhodium, copper and silver) are included in revenues from Mine Production. During each of the three-month periods ended June 30, 2015 and 2014, total by-product sales were $6.9 million and $8.6 million, respectively. For the six-month periods ended June 30, 2015 and 2014, by-product sales totaled $13.7 million and $15.3 million, respectively.
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
In accordance with the terms of the Johnson Matthey PGM supply agreement, in the first six months of 2015, all Company sales of mined PGMs, other than the platinum sales under contract with Tiffany & Co., were to Johnson Matthey. In the first half of 2014, all Company sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements.

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
The Company also accepts material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 (1)	2014	2015 (1)	2014 (1)
Customer A	80%	33%	77%	33%
Customer B	—	18%	—	20%
Customer C	—	14%	—	10%
Customer D	—	12%	—	—
	80%	77%	77%	63%
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

As a result of inquiries received during the second quarter of 2015 into the Marathon project, the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. At June 30, 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million.
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

NOTE 4
NONCONTROLLING INTEREST
In 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's then wholly-owned subsidiary, Stillwater Canada Inc (SCI) which holds the Marathon PGM-copper project and related properties, for $81.25 million in cash. Mitsubishi also contributed an additional $13.6 million to satisfy its portion of the venture's initial cash call. The agreement provides that Mitsubishi is responsible for funding 25% of the operating, capital and exploration expenditures on the Marathon properties and will cooperate and support efforts to secure financing for Marathon. Under a related supply agreement, Mitsubishi also will have an option to purchase up to 100% of any future Marathon PGM production at a discount to market. The change in the Company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Paid-in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
Mitsubishi's 25% interest in the SCI net loss in each period is shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive (Loss) Income. The amount of this loss is added back to the Company's reported Net (loss) income in each period in arriving at Net (loss) income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three-months ended June 30, 2015 and 2014 was $11.5 million and $0.2 million, respectively, and $11.7 million and $0.8 million, for the six-months ended June 30, 2015 and 2014, respectively.
Mitsubishi's share of the equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and totaled $6.8 million and $18.5 million at June 30, 2015 and December 31, 2014, respectively. The noncontrolling interest balance at June 30, 2015 reflects Mitsubishi's share of the impairment loss taken during the second quarter of 2015 on the carrying value of the Marathon mineral properties. The noncontrolling interest portion of the impairment loss was $11.7 million (net of tax).
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
All of the Company's fixed forward sales contracts open at June 30, 2015, will settle at various periods through December 2015. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s prices by a predetermined margin limit. At June 30, 2015, and December 31, 2014, no margin deposits were outstanding or due.
The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at June 30, 2015:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Third Quarter 2015	24,418	$1,134	43,382	$761	5,255	$1,061
Fourth Quarter 2015	4,252	$1,098	6,018	$730	1,363	$974

NOTE 6
SHARE-BASED COMPENSATION
EQUITY PLANS
The Company sponsors equity plans (the Plans) that enable the Company to grant equity based compensation to employees and non-employee directors. The Company's current practice is to issue cash awards and / or restricted stock units as incentive compensation to employees and non-employee directors. The Company continues to have previously issued stock options that remain outstanding under the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. In total approximately 11.6 million shares of common stock were originally authorized under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.4 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at June 30, 2015.
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
Nonvested time-based RSU activity during the first six months of 2015, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based RSUs at January 1, 2015	184,747	$13.80
Granted	120,715	14.29
Vested	(35,030)	13.75
Forfeited	(4,480)	13.91
Nonvested time-based RSUs at March 31, 2015	265,952	$14.03
Granted	3,668	13.88
Vested	(1,586)	14.63
Forfeited	(66)	13.11
Nonvested time-based shares at June 30, 2015	267,968	$14.02
Total compensation expense related to grants of nonvested time-based RSUs was $0.4 million and $0.8 million in the three-month periods ended June 30, 2015 and 2014, respectively, and $0.8 million and $1.0 million, respectively, for the six-month periods ended June 30, 2015 and 2014. Compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income.
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

The Company has granted performance-based RSU awards under its Long Term Incentive Plans. The payouts of the awards are dependent upon three distinct components with five separate sub-targets. Two of the sub-targets are market-based and equity classified; one sub-target is market-based and liability classified; and two sub-targets are performance-based and equity classified. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-target is remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance RSU awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income, related to grants of performance-based RSUs for the three-month periods ended June 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively, and $0.6 million for each of the six-month periods ended June 30, 2015 and 2014.
Performance-based RSU awards are not entitled to any dividend equivalents with respect to the RSUs unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the RSUs unless and until the stock is issued in settlement of the RSUs.
Nonvested performance-based RSU activity during the first six months of 2015 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based RSUs at January 1, 2015	214,236	$15.69
Granted *	170,078	14.92
Vested	—
Forfeited *	(2,071)	15.34
Nonvested performance-based RSUs at March 31, 2015	382,243	$15.35
No activity	—
Nonvested performance-based RSUs at June 30, 2015	382,243	$15.35
* The number of performance-based RSUs granted and forfeited is based on the target award amounts in the related performance share grant agreements.
The following table presents the compensation expense of the nonvested RSUs outstanding at June 30, 2015, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2015	$870	$794
2016	1,551	1,589
2017	639	847
2018	6	—
Total	$3,066	$3,230

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
At June 30, 2015, the Company has approximately $84.5 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2028. Usage of $80.9 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company has $39.0 million of alternative minimum tax credit carryforwards which will not expire and $1.7 million in general business credits expiring during 2029 to 2034. The Company has approximately $3.3 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also has $53.2 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $18.8 million during 2016 to 2019 and $25.3 million during 2024 to 2035. Currently, $9.1 million of foreign net operating losses have an indefinite life.
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
The provision for income taxes for the three- and six-month periods ended June 30, 2015 consists of U.S. Federal income tax, state tax, as well as deferred tax benefits from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company recognized an income tax provision for the three-month periods ended June 30, 2015 and 2014, of $0.4 million and $5.2 million, respectively. The Company recognized an income tax benefit for the six-month period ended June 30, 2015, of $5.7 million and an income tax provision of $10.3 million for the same six-month period ended June 30, 2014. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary is primarily responsible for a discrete income tax benefit of $9.7 million recognized for the six-month period ending June 30, 2015. Of this discrete income tax benefit, $8.6 million is associated with the partial restructure results from a re-measuring of the Company’s deferred state tax associated with deferred tax assets and liabilities from a blended deferred rate of 10.6% at December 31, 2014 to 4.0% at June 30, 2015.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax (provision) benefit in the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company does not have any uncertain benefits at June 30, 2015. There were no interest or penalties accrued at June 30, 2015 and for the comparable period in 2014, interest and penalties accrued were $2.1 million. The Company made income tax payments of $11.1 million and $1.2 million in the six-month periods ended June 30, 2015 and 2014, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2014, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.
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
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at June 30, 2015, and December 31, 2014, was approximately $300.2 million and $291.1 million, respectively, which is net of unamortized discount of $96.5 million and $105.6 million, respectively.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective as of March 22, 2013, the Company has the right at its discretion to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at June 30, 2015 and December 31, 2014, of $2.2 million aggregate principal amount, is reported as a long-term debt obligation.
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
At June 30, 2015 and 2014, there were no outstanding borrowings under this revolving credit facility, and approximately $17.5 million in undrawn irrevocable letters of credit had been issued under this facility as collateral for sureties, which reduce the amount available for borrowing under the facility on a dollar-for-dollar basis.

The following table reflects the amortization of debt issuance costs, interest expense and cash payments on the Company's outstanding debt for the three- and six-month periods ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
1.75% Convertible Debentures
Amortization of debt issuance costs	$239	$284	$475	$565
Interest expense	$6,337	$5,962	$12,598	$11,857
Cash payments for interest	$—	$3,472	$3,472	$3,472

1.875% Convertible Debentures
Amortization of debt issuance costs	$—	$—	$—	$—
Interest expense	$11	$11	$21	$21
Cash payments for interest	$—	$—	$21	$21

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$68	$68	$135	$135
Fees	$335	$253	$586	$505
The Company's total current and long-term debt balances at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$396,750	$—	$396,750
Debt discount	—	(96,507)	—	(105,634)
Debt balance	—	300,243	—	291,116
1.875% Convertible Debentures	—	2,245	—	2,245
Capital Lease Obligation	1,627	—	2,067	580
Small Land Purchase	78	—	77	82
Total debt balances	$1,705	$302,488	$2,144	$294,023
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

CAPITAL LEASE OBLIGATIONS
The Company is party to a lease agreement with General Electric Capital Corporation covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $0.5 million and $1.1 million on its capital lease obligations in each of the three and six-month periods ended June 30, 2015 and 2014, respectively. The cash payments in each of the three and six-month periods ended June 30, 2015 and 2014, included interest of less than $0.1 million. At June 30, 2015, and December 31, 2014, the outstanding balance under the capital lease was $1.6 million and $2.6 million, respectively.
The following is a schedule by year of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
2015	$1,084
2016	589
Total minimum lease payments	1,673
Less interest at rates ranging from 5.21% to 5.46% (before-tax)	46
Net minimum lease payments	$1,627
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three-month periods ended June 30, 2015 and 2014, the Company capitalized interest of $1.4 million and $1.1 million, respectively. For the six-month periods ended June 30, 2015 and 2014, the Company capitalized interest of $2.7 million and $2.2 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	55,332
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	658,994	616,872
East Boulder Mine	213,082	204,483
	984,556	980,607
Accumulated depletion and amortization	(434,341)	(411,601)
Total mineral properties and mine development, net	$550,215	$569,006

NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying consolidated balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Machinery and equipment	$157,486	$152,421
Buildings and structural components	171,517	169,609
Land	9,488	9,488
Construction-in-progress:
Stillwater Mine	2,151	2,633
East Boulder Mine	1,404	1,539
Marathon	148	148
Processing facilities and other	4,906	1,994
	347,100	337,832
Accumulated depreciation	(231,033)	(218,951)
Total property, plant, and equipment, net	$116,067	$118,881

The Company's total capital expenditures for mine development and property, plant and equipment for the six-month periods ended June 30, 2015 and 2014 were as follows:

	June 30,	June 30,
(In thousands)	2015	2014
Stillwater Mine *	$47,171	$42,698
East Boulder Mine *	9,953	12,538
Other	4,054	1,913
Total U.S. capital expenditures	61,178	57,149
Foreign capital expenditures	46	—
Adjustments at June 30, (1)	(3,006)	(3,369)
Cash capital spend for the period	$58,218	$53,780

* Capital expenditures include a total of $4.4 million and $3.9 million of non-cash capitalized interest / depreciation for the six-month periods ended June 30, 2015 and 2014, respectively.
(1) Adjustments include change in payables for capital expenditures and non-cash capitalized interest / depreciation to reflect actual cash capital spend for the period.

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
The Canadian Properties segment consists of the Marathon mineral property assets. The exploration-stage Marathon mineral properties include a large PGM and copper deposit located near the town of Marathon, Ontario, Canada as well as additional mineral properties located adjacent to the Marathon properties.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar property, an exploration-stage copper-gold resource located in the San Juan province of Argentina.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended June 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$118,968	$66,316	$—	$—	$100	$185,384
Depletion, depreciation and amortization	$16,942	$256	$—	$—	$—	$17,198
General and administrative expenses	$—	$—	$280	$172	$9,944	$10,396
Interest income	$—	$416	$2	$5	$301	$724
Interest expense	$—	$—	$—	$—	$5,312	$5,312
Income (loss) before impairment charge and income taxes	$21,394	$2,036	$(354)	$(104)	$(14,838)	$8,134
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge, before income taxes	$21,394	$2,036	$(47,126)	$(104)	$(14,838)	$(38,638)
Capital expenditures	$27,161	$104	$—	$46	$3,005	$30,316
Total assets	$602,428	$3,430	$27,735	$105,058	$640,021	$1,378,672
* Total assets includes cash and cash equivalents of $17.8 million.

(In thousands)				South American Properties

Three Months Ended June 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$147,171	$102,716	$—	$—	$—	$249,887
Depletion, depreciation and amortization	$17,540	$262	$—	$—	$—	$17,802
General and administrative expenses *	$—	$—	$663	$210	$7,726	$8,599
Interest income	$—	$739	$1	$14	$240	$994
Interest expense	$—	$—	$—	$—	$5,868	$5,868
Income (loss) before income taxes	$40,133	$2,926	$(748)	$(1,091)	$(18,396)	$22,824
Capital expenditures	$26,871	$14	$—	$—	$762	$27,647
Total assets	$572,862	$98,640	$78,074	$108,057	$532,277	$1,389,910
* The Company reclassified Marketing expenses into General and administrative for All Other for the period ended June 30, 2014, for presentation purposes.

(In thousands)				South American Properties

Six Months Ended June 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$244,706	$140,998	$—	$—	$200	$385,904
Depletion, depreciation and amortization	$33,811	$508	$—	$—	$—	$34,319
General and administrative expenses	$—	$—	$515	$354	$17,872	$18,741
Interest income	$—	$818	$6	$19	$583	$1,426
Interest expense	$—	$—	$—	$—	$10,616	$10,616
Income (loss) before impairment charge and income taxes	$50,222	$4,163	$(787)	$(877)	$(27,743)	$24,978
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge, before income taxes	$50,222	$4,163	$(47,559)	$(877)	$(27,743)	$(21,794)
Capital expenditures	$52,709	$164	$—	$46	$5,299	$58,218
Total assets	$602,428	$3,430	$27,735	$105,058	$640,021	$1,378,672
* Total assets includes cash and cash equivalents of $17.8 million.

(In thousands)				South American Properties

Six Months Ended June 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$272,900	$196,251	$—	$—	$235	$469,386
Depletion, depreciation and amortization	$32,450	$503	$—	$—	$—	$32,953
General and administrative expenses *	$—	$—	$1,989	$322	$15,655	$17,966
Interest income	$—	$1,318	$3	$30	$468	$1,819
Interest expense	$—	$—	$—	$—	$11,719	$11,719
Income (loss) before income taxes	$72,960	$6,093	$(2,638)	$2,093	$(31,521)	$46,987
Capital expenditures	$51,731	$127	$—	$—	$1,922	$53,780
Total assets	$572,862	$98,640	$78,074	$108,057	$532,277	$1,389,910
* The Company reclassified Research and development and Marketing expenses into General and administrative for All Other for the six month period ended June 30, 2014, for presentation purposes.
NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net (loss) income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the six-month periods ended June 30, 2015 and 2014, were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at June 30, 2015, and December 31, 2014 are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2015
	Federal agency notes	$266,975	$79	$(55)	$266,999
	Commercial paper	41,374	9	(10)	41,373
	Mutual funds	357	264	—	621
	Total	$308,706	$352	$(65)	$308,993

2014
	Federal agency notes	$143,132	$40	$(33)	$143,139
	Commercial paper	108,371	1	(257)	108,115
	Mutual funds	344	279	—	623
	Total	$251,847	$320	$(290)	$251,877
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at June 30, 2015 are as follows:

(In thousands)	Amortized cost	Fair value
Federal agency notes
Due in one year or less	$216,923	$216,987
Due after one year through two years	50,052	50,012
Total	$266,975	$266,999

Commercial paper
Due in one year or less	$28,394	$28,384
Due after one year through two years	12,980	12,989
Total	$41,374	$41,373
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company determined that certain of its long-term investments were other than temporarily impaired and recorded a loss of less than $0.1 million for the three and six-month periods ended June 30, 2015. No adjustment was made to the carrying value of the Company's long-term investments for the three and six-month periods ended June 30, 2014. These long-term investments totaled approximately $0.8 million at June 30, 2015 and December 31, 2014, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 13
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first six months of 2015 or 2014.
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
Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Metals inventory
Raw ore	$3,339	$4,984
Concentrate and in-process	54,131	48,712
Finished goods	46,498	49,885
Total metals inventory	103,968	103,581
Materials and supplies	23,832	26,726
Total inventory	$127,800	$130,307

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. The Company currently has only one class of equity shares outstanding.
No adjustment was made to reported net loss attributable to common stockholders when calculating diluted loss per share attributable to common stockholders during the three- and six-month periods ended June 30, 2015, because the effect would have been anti-dilutive. In calculating earnings per share attributable to common stockholders for the three- and six-month periods ended June 30, 2014, reported consolidated net income attributable to common stockholders was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the loss attributable to the noncontrolling interest in computing basic and diluted earnings per share attributable to common stockholders.
There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 2015 because the Company reported a consolidated net loss attributable to common stockholders and inclusion of these shares would have been anti-dilutive. Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures. A total of 142,804 and 136,549 contingently issuable performance-based RSUs were excluded from the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2014, respectively, because the net effect of including them would have been anti-dilutive.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three - and six-month periods ended June 30, 2014, are provided in the following table:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$17,895	119,867	$0.15	37,466	119,738	$0.31
Effect of Dilutive Securities
Stock options	—	28		—	45
Nonvested shares	—	79		—	20
Contingently issuable shares	—	95		—	20
1.875% Convertible debentures, net of tax	—	95		—	95
1.75% Convertible debentures, net of tax	4,095	36,003		8,170	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$21,990	156,167	$0.14	$45,636	155,921	$0.29

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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2015	Total	Level 1	Level 2	Level 3
Mutual funds	$621	$621	$—	$—
Investments
Federal agency notes	$266,999	$—	$266,999	$—
Commercial paper	$41,373	$—	$41,373	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Mutual funds	$623	$623	$—	$—
Investments
Federal agency notes	$143,139	$—	$143,139	$—
Commercial paper	$108,115	$—	$108,115	$—
The fair value of the mutual funds is based on market prices that are readily available and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets. The balance of the money market funds at June 30, 2015 and December 31, 2014, was $63.2 million and $120.0 million, respectively, and is classified as Level 1. The money market funds are recorded in Cash and cash equivalents on the Company's Consolidated Balance Sheets. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2015	Total	Level 1	Level 2	Level 3
Marathon mineral properties	$8,560	$—	$—	$8,560
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$325,785	$—	$325,785	$—
Long-term investments	$843	$—	$843	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Certain Marathon real estate properties	$754	$—	$—	$754
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$303,108	$—	$303,108	$—
Long-term investments	$896	$—	$896	$—
The Company determined at June 30, 2015, that the Marathon mineral properties owned by the Company in northern Ontario, Canada should be considered for impairment. The Company prepared an estimate of fair value and impaired those properties in the second quarter of 2015. An impairment charge of $46.8 million (before-tax) was taken on the Marathon mineral properties, reflecting an estimated fair value of $8.6 million at June 30, 2015. The impairment charge was included in the net loss for the period.
The Company used its current trading data to determine the fair value of its $2.2 million of outstanding 1.875% debentures. The Company determined the fair value of the liability component of its $396.75 million of outstanding 1.75% debentures at June 30, 2015 and December 31, 2014, by using observable market based information for debt instruments of similar amounts and duration.
The Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon should be considered for impairment. The Company obtained an estimate of fair value and impaired those properties.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at June 30, 2015 and December 31, 2014, is based on market prices for similar assets.

NOTE 16
RELATED PARTIES

Mitsubishi Corporation owns a 25% interest in SCI, which owns Marathon and its related properties located in northern Ontario, Canada. The Company made PGM sales of $7.6 million and $45.8 million to Mitsubishi in the three-month periods ended June 30, 2015 and 2014, respectively, and $23.5 million and $93.8 million, respectively, for the six-month periods ended June 30, 2015 and 2014.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2014 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, and is listed on the New York Stock Exchange under the symbol SWC. The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, an extensive trend of platinum group metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. These mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, where they are smelted and partially refined. In addition to the mine concentrates, the Company also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties through the processing complex. A portion of this recycling activity represents material purchased for the Company’s own account; the remainder is toll processed on behalf of others. After being processed through the Company's processing facilities in Columbus the final product, a PGM-rich filter cake, is shipped to Johnson Matthey (JM) in New Jersey for final refining and then delivered as finished metal into the Company's account.
As previously disclosed, the Company has set a two-year internal goal to reduce its All-in Sustaining Costs (AISC) (a non-GAAP financial measure defined in more detail below - please see "Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues.") by approximately $100 per ounce from 2013 cost levels.
SECOND QUARTER 2015 SUMMARY RESULTS
For the second quarter of 2015, the Company reported a consolidated net loss attributable to common stockholders of $27.5 million, or $0.23 per share, compared to the consolidated net income attributable to common stockholders of $17.9 million, or $0.14 per diluted share, reported in the second quarter of 2014. The second quarter of 2015 was impacted by a $46.8 million (before-tax) impairment charge against the carrying value of the Marathon mineral properties in northern Ontario, Canada, reducing its carrying value to the estimated fair value of $8.6 million. While the Company's mine production was broadly similar to the second quarter of 2014, results were impacted by lower sales volumes and lower realized prices partially offset by lower costs. Additionally, the second quarter of 2014 included the sale of 17,600 ounces of PGMs from inventory.
Segment earnings from the Company's mining operations (before income taxes) totaled $21.4 million for the second quarter of 2015, compared to $40.1 million for the same period in 2014. Volumes of mined palladium and platinum sold in this year's second quarter decreased to 133,000 ounces from 144,000 ounces in the second quarter of 2014. The average combined realized price on sales of mined palladium and platinum was $842 per ounce in the second quarter of 2015, compared to $962 per ounce realized in the second quarter of 2014, reflecting lower market prices in 2015 for PGMs. Consolidated total cash costs, net of credits, per mined ounce for the Company’s mining operations averaged $530 per ounce in the second quarter of 2015, 3.6% lower than the $550 per ounce in the second quarter of 2014, mostly resulting from higher production rates at the East Boulder Mine and labor reductions at the Stillwater Mine. (“Total cash costs, net of credits, per mined ounce” is a non-GAAP financial measure further defined below in Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues.)
Segment earnings from the Company's recycling activities (before income taxes) were $2.0 million in the 2015 second quarter, down from $2.9 million in the second quarter of 2014. The share of total recycling ounces toll processed on behalf of others increased relative to recycling ounces purchased for the Company's own account in the second quarter of 2015. Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 151,600 ounces in the second quarter of 2015 from 134,300 ounces in the second quarter of 2014. The Company expects the increase in recycling volumes to positively impact the income statement in the third quarter of 2015 when the material is delivered to the customers. Recycling volumes sold during the second quarter of 2015 totaled 68,100 ounces (including palladium, platinum and rhodium) at an average realization of $954 per ounce, compared to the 101,400 recycling ounces sold during the second quarter of 2014 at an average realization of $1,002 per ounce. In addition, the Company delivered 37,400 recycled tolled ounces during the second quarter of 2015, up from 15,700 recycled tolled ounces in the second quarter of 2014, an increase of 138.2%.

The Company's cash and cash equivalents balance was $222.8 million at June 30, 2015, compared to $262.6 million and $280.3 million at March 31, 2015 and December 31, 2014, respectively. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $531.2 million at June 30, 2015, compared to $541.2 million and $531.5 million reported at March 31, 2015 and December 31, 2014, respectively. Net working capital (including cash and cash equivalents and highly liquid investments) increased to $622.5 million at June 30, 2015, from $607.1 million at March 31, 2015 and $619.4 million at December 31, 2014. During the first six months of 2015, gross working capital in the PGM Recycling segment increased to $65.1 million from $61.5 million at December 31, 2014.
MINING OPERATIONS
Mine production of palladium and platinum totaled 127,000 ounces for the second quarter of 2015, an increase of 0.5% from the 126,400 ounces produced in the second quarter of 2014. Production was down from 133,300 ounces produced during the first quarter of 2015.
The Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before-tax). The table below illustrates the effect of applying these credits to the average cash costs per mined ounce for the combined Montana mining operations. (Details for the individual mines follow later in the discussion). The reduction in total cash costs per ounce between the two periods is mostly attributable to the increased production from the East Boulder Mine in the second quarter of 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Costs Per Mined Ounce Combined Montana Mining Operations	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$530	$550	$533	$559
Add Back By-Product Revenue Credit	54	68	52	60
Add Back PGM Recycling Income Credit	16	23	16	24
Total Cash Costs per Mined Ounce before Credits *	$600	$641	$601	$643
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.
For assessing the overall operating efficiency of the Company's Montana operations, the Company utilizes a comprehensive non-GAAP financial measure, All-in Sustaining Costs per mined ounce. This metric is an indication of the total cash capital and operating cost per ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the second quarter of 2015, all-in sustaining costs averaged $785 per ounce, compared to $792 per ounce in the second quarter of 2014, reflecting lower total cash costs, offset by higher corporate costs and capital spending incurred to sustain operations during the second quarter of 2015. For a more complete discussion of this measure, see -- "Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues."
Stillwater Mine
At the Stillwater Mine, second quarter of 2015 palladium and platinum production totaled 76,800 ounces, a decrease of 8.6% from the 84,000 ounces produced in the second quarter of 2014. The lower output in the second quarter of 2015 was largely attributed to the scheduled seven-day shutdown of the concentrator, production hoist and underground crusher at the Stillwater Mine to perform major maintenance. The concentrator mill motor, underground crusher and production hoist bull gear were all replaced for the first time in the history of the mine. These replacements represent major maintenance cost items which are infrequent in occurrence. The shutdown of the production hoist was extended by eight days as a result of issues identified during the maintenance process. Mining continued during this period; however only the ore mined above the 5000 rail level was able to be processed until the production hoist reentered service late in the second quarter of 2015. Ore grade averaged approximately 0.45 combined ounces of palladium and platinum per ton in the quarter ended June 30, 2015, compared to 0.50 ounces per ton in the quarter ended June 30, 2014. The reduction in ore grade was due to the Company's changes made in 2014 to focus on mining profitable ounces, resulting in higher productivity but lower in-situ grade ounces. In addition, during the month of June 2015, the shutdown of the production hoist caused the Company to source the main mill feed from lower grade ore found in the Upper West portion of the mine. Mined ore and subgrade (i.e., reef waste) volumes fed to the Stillwater Mine concentrator during the second quarter of 2015 totaled 185,100 tons, an increase of 2.9% over the 179,960 tons in the same quarter of 2014, due to a higher tonnage of subgrade being milled in 2015 to facilitate sand fill required for production.

The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per mined ounce at the Stillwater Mine.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Costs Per Mined Ounce - Stillwater Mine	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$547	$535	$539	$541
Add Back By-Product Revenue Credit	49	60	47	52
Add Back PGM Recycling Income Credit	16	23	16	24
Total Cash Costs per Mined Ounce before Credits *	$612	$618	$602	$617
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.
Stillwater Mine’s total cash costs per mined ounce, net of credits (a non-GAAP financial measure), decreased by 1.0% in the second quarter of 2015 compared with the same period in 2014. The lower costs for the second quarter of 2015 are principally the result of a reduced labor force at the Stillwater Mine, partially offset by lower produced ounces during the same period and a 4% contractual hourly workforce wage increase that took effect in mid-2014.
Capital expenditures at the Stillwater Mine totaled $22.5 million for the second quarter of 2015, including $5.4 million for the Blitz development, of which $2.2 million was non-cash capitalized interest / depreciation. This compares to the $20.6 million of capital expenditures at the Stillwater Mine during the second quarter of 2014, of which $4.8 million was for the Blitz development, including $2.0 million of non-cash capitalized interest / depreciation. The increase in capital expenditures was primarily due to increased infrastructure spending in the mine. Primary and secondary development footages for the second quarter of 2015 decreased relative to the comparable footages for the second quarter of 2014, with primary and secondary development together advancing approximately 12,900 feet in the second quarter of 2015 and 14,800 feet in the second quarter of 2014. Diamond drilling footage, on the other hand, increased for the second quarter of 2015, totaling approximately 96,700 feet, compared to 84,700 feet drilled in the second quarter of 2014 as a result of increased drilling productivity. Ongoing mine development efforts, including diamond drilling, are part of a continuing effort to maintain the developed state of the mine, which is now the largest in the history of the Company.
East Boulder Mine
Mine production at the East Boulder Mine increased to 50,200 combined ounces of palladium and platinum for the second quarter of 2015, up 18.4% from 42,400 ounces produced in the second quarter of 2014. Mined ore and subgrade (i.e., reef waste) volumes fed to the East Boulder Mine concentrator during the 2015 second quarter increased to 138,020 tons from 123,000 tons in 2014, reflecting the Graham Creek development area coming on-line and the benefit of adding an extra crew at the East Boulder mill in late 2014, as well as the draw-down of broken rock inventory.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Costs Per Mined Ounce - East Boulder Mine	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$504	$580	$525	$597
Add Back By-Product Revenue Credit	63	85	61	75
Add Back PGM Recycling Income Credit	17	23	16	24
Total Cash Costs per Mined Ounce before Credits *	$584	$688	$602	$696
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues below.

Total cash costs per mined ounce, net of credits, (a non-GAAP financial measure) for the second quarter of 2015 decreased approximately 15.1% from the same period in 2014. The improvement in cash costs per ounce reflects the increased mine output, offset in part by a 4% contractual hourly workforce wage increase that took effect at the beginning of 2015.
Capital expenditures at the East Boulder Mine totaled $4.6 million in the second quarter of 2015, compared to $6.3 million in the second quarter of 2014 following the completion of the Graham Creek project. Actual primary and secondary development advanced approximately 5,700 feet during the second quarter of 2015; the comparable development advance in the second quarter of 2014 was 5,400 feet. Diamond drilling footage for the second quarter of 2015 totaled approximately 105,900 feet compared to the 38,000 feet drilled in the second quarter of 2014. The second quarter of 2015 results include 51,000 feet of definitional drilling in the Graham Creek area which has been accelerated given the encouraging results of the first stoping block in that area; there was no comparable drilling in the Graham Creek area during the second quarter of 2014.
PGM RECYCLING SEGMENT
Volumes of recycling material processed through the smelter increased 31.9% during the second quarter of 2015 to 26.9 tons per day of furnace feed from the 20.4 tons per day in the second quarter of 2014. PGM loadings in the fed material in the second quarter of 2015 were 151,600 ounces of palladium, platinum and rhodium compared to 134,300 ounces in the second quarter of 2014. A total of 37,400 recycled tolled ounces were returned to customers during the second quarter of 2015, compared to 15,700 recycled tolled ounces returned to customers in the second quarter of 2014. Tolling revenues doubled in the second quarter of 2015 to $1.0 million compared to $0.5 million in the second quarter of 2014. The Company expects the increase in volumes to positively impact its income statement in the third quarter of 2015 when the material is delivered to the customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average tons of catalyst fed per day	26.9	20.4	21.5	18.7
Total tons processed	2,452	1,857	3,900	3,383
Tolled tons	1,255	265	1,626	495
Purchased tons	1,197	1,592	2,274	2,888
PGM ounces fed	151,600	134,300	260,300	235,800
PGM ounces sold	68,100	101,400	142,700	195,000
PGM tolled ounces returned	37,400	15,700	77,600	31,000
During the second quarter of 2015, the Company earned $2.0 million in income (before income taxes) from its PGM Recycling operations on revenues of $66.3 million; for the second quarter of 2014, the recycling operations earned $2.9 million in income on revenues of $102.7 million. For the second quarter of 2015, PGM Recycling revenues decreased by 35.4% compared to the same period in 2014. The cost of metals sold from the PGM Recycling segment was $64.4 million in the second quarter of 2015, compared to $100.3 million in the second quarter of 2014, a decrease of 35.8%. A majority of the cost of metals sold from recycling in each period is attributable to the cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate cost of metals sold from the PGM Recycling segment is driven mostly by the value of the PGMs in the materials purchased by the Company.
Sold ounces of recycled PGMs decreased by 32.8% to 68,100 ounces in the second quarter of 2015 from 101,400 ounces for the second quarter of 2014. The combined average recycling sales realization (including palladium, platinum and rhodium) was $954 per sold ounce for the second quarter of 2015, down from $1,002 per sold ounce for the same quarter of 2014. In addition, the Company delivered 37,400 recycled tolled ounces during the 2015 second quarter, up from 15,700 recycled tolled ounces in the second quarter of 2014. Combined, a total of 105,500 ounces were delivered to customers in the second quarter of 2015 compared to 117,100 ounces in the second quarter of 2014.
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against material in transit to the Company's processing facilities, and payments for material in process. Outstanding advances for general working capital and material in transit not backed up by inventory physically in the Company’s possession totaled $5.0 million at June 30, 2015, compared to $6.3 million and $7.3 million at March 31, 2015 and December 31, 2014, respectively. In addition, recycling segment material physically in inventory totaled $60.1 million at June 30, 2015, compared to $47.8 million and $54.3 million at March 31, 2015 and December 31, 2014, respectively. In total, net working capital in the recycling segment increased to $65.1 million at June 30, 2015, compared to $54.1 million and $61.5 million at March 31, 2015 and December 31, 2014, respectively.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef in Montana. This development includes constructing underground and surface access to an area extending approximately 23,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 5000 East level, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 7,800 feet. The TBM advance was slowed by poor ground conditions however, the TBM has now progressed through this unstable area and its rate of advance has significantly increased.
A second, parallel underground heading at Blitz, the 5600 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 12,000 feet of ramp and infrastructure development has been completed along the 5600 East heading to date. Development continues on schedule along this heading and has not been held up by the type of ground conditions the TBM has faced.
The permitting process for the proposed Benbow access portal to be developed at the far end of the two primary Blitz tunnels is currently underway. Designed to intersect the two tunnels from the surface, this new portal will provide ventilation and emergency egress for the Blitz development area. The Company expects permitting to be completed for this phase of the project by the end of 2015 and, subject to the permitting approval, to commence construction of the surface facilities by the end of 2015.
Blitz development began in late 2010, and to date, the Company has spent approximately $67.3 million (net of capitalized interest and capitalized depreciation) of an estimated $205 million for Blitz infrastructure. Once the Blitz development is completed and mining commences, the Blitz development is intended to replace declining production from the Stillwater Mine in the medium term and to contribute future growth to annual palladium and platinum production rates from the Stillwater complex.
In addition to its Montana operations, the Company also holds a 75% interest in Marathon, an undeveloped PGM-copper property situated near the north shore of Lake Superior in the province of Ontario, Canada. Administrative costs at Marathon for the second quarters of 2015 and 2014 totaled $0.3 million and $0.7 million, respectively, on a 100% ownership basis. Exploration expense at Marathon totaled approximately $0.1 million and less than $0.2 million in the second quarters of 2015 and 2014, respectively, on a 100% ownership basis. Development plans for Marathon remain suspended until the project can demonstrate a greater economic return to the returns available at the Company's other assets.
The Company also owns Altar, an exploration-stage property in the San Juan province of Argentina where prior drilling has demonstrated the presence of a large copper-gold porphyry deposit. Cash carrying costs at Altar totaled $0.6 million in the second quarter of 2015, including administrative costs of approximately $0.1 million and exploration expense of approximately $0.5 million. For the second quarter of 2014 cash carrying costs totaled $0.4 million, including approximately $0.3 million of exploration expense.

CAPITAL EXPENDITURES
The Company incurred cash capital expenditures of $30.3 million during the second quarter of 2015 and $58.2 million for the first six months of 2015. This compares to consolidated capital cash expenditures of $27.6 million in the second quarter of 2014 and $53.8 million during the first six months of 2014.

Capital Expenditures	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Sustaining capital:
Stillwater Mine	$16,540	$15,254	$31,582	$28,670
East Boulder Mine	3,726	4,137	7,995	7,758
Processing and Other	314	616	1,257	1,454
Total sustaining capital	$20,580	$20,007	$40,834	$37,882
Project capital:
Blitz *	$5,352	$4,754	$10,593	$9,167
Graham Creek *	—	430	—	1,164
Hertzler Tailings Expansion	2,888	4,232	3,618	4,274
Other	3,983	3,053	6,133	4,662
Total project capital	$12,223	$12,469	$20,344	$19,267
Total U.S. capital expenditures	$32,803	$32,476	$61,178	$57,149
Foreign capital expenditures	46	—	46	—
Adjustments at June 30, (1)	(2,533)	(4,829)	(3,006)	(3,369)
Cash capital spend for the period	$30,316	$27,647	$58,218	$53,780
* Capital expenditures for Blitz and Graham Creek include $2.2 million and $2.0 million of non-cash capitalized interest and depreciation costs for the three-month periods ended June 30, 2015 and 2014, respectively. For the six-months ended June 30, 2015 and 2014, capital expenditures for Blitz and Graham Creek include $4.4 million and $3.9 million, respectively, of non-cash capitalized interest / depreciation.
(1) Adjustments include the change in payables for capital expenditures and non-cash capitalized interest / depreciation to reflect actual cash capital spend for the period.
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
It is estimated by JM that 76% of palladium demand and 44% of platinum demand will come from the automotive catalyst market in 2015 (net of investment supply and demand), a percentage that has steadily grown for both metals. During the first half of 2015, the automotive market was strong across all major regions.
Both the US and European car markets displayed positive momentum during the quarter, and 2015 sales estimates in both markets were raised just after the end of the second quarter. In the first half of 2015, US vehicle sales gained 4.4% to 8.5 million vehicles. Buoyed by this momentum, the National Automobile Dealers Association raised its full-year sales forecast to 17.2 million vehicles from just under 17 million. The last time US auto sales topped 17 million was in 2001. Sales in Europe gained 8% to 7.1 million vehicles in the first half of 2015, leading the European car association, ACEA, to revise upward its forecast for 2015 sales to more than 13 million vehicles, or 5% growth, from a previous estimate of 2%. Last year, 12.6 million new passenger cars were registered in Europe, the first year of growth since 2007.

The passenger vehicle market was also strong in China during the first half of 2015, as sales rose 4.8% to 10 million units from the year earlier period. However, a sales decrease of 3.4% in June, the first year-over-year decline in more than two years, has caused the China Association of Automobile Manufacturers to cut its growth forecast for China's automobile market in 2015 to 3% from the previous 7%.
During the second quarter of 2015, platinum continued its downward trend, finishing the quarter near a six-year low at $1,078 per ounce and since the end of the second quarter, platinum prices have continued to decline. After trading well above the price of gold from mid-2013 through most of 2014, the platinum price has trailed gold during 2015. Several factors have impacted the price decline. First, the relative strength of the U.S. dollar against the euro and other currencies during the first half of the year has put downward pressure on nearly all commodity prices. Also, the corresponding weakness of the South African rand translates into higher prices for platinum in the local currency, taking pressure off of the South African producers to cut back output.
The price of palladium decreased 8.6% during the second quarter of 2015 to close at $677, a two-year low, and has continued this decline in July of 2015. Prior to this quarter, palladium’s robust industrial demand allowed it to largely resist the price headwinds facing most other commodities. However, recent weakness in China vehicles sales is believed to have played a role in the metal’s price weakness during the quarter.

Annual world-wide platinum and palladium supply is driven by a combination of current mine production, recycling and draw-down of existing platinum and palladium stocks held by governments and financial investors. The prices of these metals are volatile and are affected by numerous factors including the sale or purchase of the metals by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies (particularly the South African rand and Russian ruble), changes in global and regional demand and political and economic conditions throughout the world.  Palladium is thought to be more closely tied to industrial demand and the rate of underlying world economic growth, particularly in automotive production.
SALES AND CUSTOMERS
As previously disclosed, during 2014 the Company and JM jointly entered into a five-year PGM supply agreement and a refining agreement. The supply agreement gives JM the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company’s sales agreement with Tiffany & Co.) and the right to bid for any recycling volumes the Company has available.
The Company aims to sell forward all recycling material at the time the purchase is made, essentially fixing the sales margin on the material. Forward sales of recycled ounces are customarily offered to any of several counterparties whom the Company believes are able to take future physical delivery of the underlying metal. Such forward sales are regarded as "normal sales" transactions for accounting purposes and therefore are not accounted for as derivatives.
During the second quarter of 2015, JM purchased all of the Company's mined PGM production (excluding the platinum ounces delivered under separate contract to Tiffany & Co.).

STRATEGIC CONSIDERATIONS
The discussion of corporate strategic efforts that follows is intended as an update of matters discussed in previous filings. For a discussion of the Company's strategic capital and exploration, reference the previous sections of this Item 2 entitled Exploration and Development and Capital Expenditures.
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
The Company's overall incidence rate per 200,000 man hours in its Montana operations, (excluding contractors) for the first six months of 2015 is trending favorably, having declined by 9.2% from the comparable period of 2014. For further detail, see Exhibit 95 - Mine Safety Disclosures, included as an exhibit to this filing.
The Company also continues its focus on environmental excellence. The Company works closely with governmental agencies and the local communities to ensure its strict compliance with environmental regulations and attention to its neighbors' environmental concerns. Over the past year, the Company has invested in the installation of underdrains on its tailings facilities in an effort to alleviate elevated nitrate levels observed seasonally in the adjacent groundwater. Such elevated levels appear to arise from explosives residue in the waste rock from the mines. Several years ago, the Company switched its blasting agent from ammonium nitrate-fuel oil (ANFO) to stick powder, at substantial additional cost, as part of the same effort.
Cost containment remains a key focus throughout the Company's operations. The Company utilizes a non-GAAP financial measure of overall cost efficiency, All-in Sustaining Costs (AISC), to assess the performance of its Montana operations. (See the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC.) For the three-months ended June 30, 2015, the Company's AISC averaged $785 per ounce, compared to $792 per ounce in the second quarter of 2014. As noted earlier, second quarter of 2015 production was negatively impacted by the scheduled seven-day shutdown of the concentrator, production hoist and underground crusher at the Stillwater Mine to perform major maintenance. The shutdown of the production hoist was extended by eight days as a result of issues identified during the maintenance process. The production hoist repairs are complete, and the Stillwater Mine is now operating at normal levels.
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees at the Stillwater Mine and the Company's processing facilities in Columbus, which was due to expire on June 1, 2015 of this year was extended until midnight on June 12, 2015 at which time it expired. The represented employees at these facilities continue to work under the terms of the expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse with regard to the Stillwater Mine and Columbus processing facilities workforce collective bargaining agreement. The second agreement, covering employees at the East Boulder Mine, expires on December 31, 2015.
The Company's worldwide workforce at June 30, 2015, totaled 1,600 employees, including 1,591 in Montana and Colorado; and 9 in the Canadian and South American subsidiaries. This compares to 1,663 employees at June 30, 2014, of which 1,648 were Montana-based and 15 were in the Canadian and South American subsidiaries.
Capital and exploration spending remains scaled back at Marathon and Altar in 2015, pending appropriate opportunities to realize value from those assets. In the existing Montana operations, the developed state of the mines is now sufficiently advanced that development spending can be reduced in some areas of the mines. Capital expenditures corporate-wide through the first six months of 2015 totaled $58.2 million.
The Company seeks to maintain significant balance-sheet liquidity on hand in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. The Company's liquidity at June 30, 2015, totaled $531.2 million, including cash and cash equivalents totaling $222.8 million and highly liquid investments of $308.4 million. The Company also has approximately $53.0 million of borrowing capacity available under its revolving line of credit. Total principal outstanding (before discounts) under the Company's long-term convertible debt obligations at June 30, 2015, totaled $399.0 million. The Company expects the significant continuing decline in the market prices for palladium and platinum to negatively impact revenues, income and cash flows in the third quarter of 2015 relative to the second quarter of 2015.

The Company continues to evaluate options to maximize shareholder value and the long-term health of its business, particularly in light of volatility in commodity prices. The Company regularly considers the deployment of cash for acquisitions, internal growth projects, dividends, buyback of outstanding convertible debentures and share repurchases. The Board has authorized management to repurchase a portion of the Company's outstanding convertible debentures when market conditions are appropriate.
Based on the current PGM market environment, the Company is taking additional necessary steps to improve its operating cost structure. This plan includes reducing the Company’s salary and hourly workforce resulting in expected annual savings of $10 to $15 million. In addition, the Company has further modified its mine plan in an effort to focus on the most profitable mining areas within the Stillwater Mine and will continue to maximize production from the East Boulder Mine. It is anticipated that reorganization costs of approximately $1.5 to $3.1 million will be incurred during the third quarter of 2015.
The Company currently has available capacity in its mine concentrators and in its Columbus processing facilities. Similarly, the Company has been exploring various opportunities to increase throughput at its processing facilities in Columbus, primarily through growing its recycling business and potentially through other processing arrangements with third parties. The auto catalyst recycling business is very competitive and, following the significant increase in volumes fed in the second quarter of 2015, attaining further significant growth while maintaining margins may prove to be challenging.

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended June 30, 2015 and 2014
The Company’s total revenues decreased by 25.8% to $185.4 million in the second quarter of 2015 compared to $249.9 million for the second quarter of 2014. The following analysis provides comparative detail for key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2015	2014	(Decrease)	Change
Revenues	$185,384	$249,887	$(64,503)	(25.8)%
Ounces Sold:
Mine Production:
Palladium (oz.)	103	112	(9)	(8.0)%
Platinum (oz.)	30	32	(2)	(6.3)%
Total	133	144	(11)	(7.6)%
PGM Recycling: (1)
Palladium (oz.)	40	59	(19)	(32.2)%
Platinum (oz.)	23	35	(12)	(34.3)%
Rhodium (oz.)	5	7	(2)	(28.6)%
Total	68	101	(33)	(32.7)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	2	—	—
Silver (oz.)	2	1	1	100.0%
Copper (lb.)	263	305	(42)	(13.8)%
Nickel (lb.)	391	412	(21)	(5.1)%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$760	$821	$(61)	(7.4)%
Platinum ($/oz.)	$1,128	$1,450	$(322)	(22.2)%
Combined ($/oz.) (4)	$842	$962	$(120)	(12.5)%
PGM Recycling: (1)
Palladium ($/oz.)	$787	$752	$35	4.7%
Platinum ($/oz.)	$1,194	$1,426	$(232)	(16.3)%
Rhodium ($/oz.)	$1,156	$1,018	$138	13.6%
Combined ($/oz.) (4)	$954	$1,002	$(48)	(4.8)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,053	$1,083	$(30)	(2.8)%
Gold ($/oz.)	$1,186	$1,288	$(102)	(7.9)%
Silver ($/oz.)	$16	$20	$(4)	(20.0)%
Copper ($/lb.)	$2.57	$2.90	$(0.33)	(11.4)%
Nickel ($/lb.)	$4.53	$7.77	$(3.24)	(41.7)%
Average market price per ounce (3)
Palladium ($/oz.)	$758	$815	$(57)	(7.0)%
Platinum ($/oz.)	$1,125	$1,447	$(322)	(22.3)%
Combined ($/oz.) (4)	$841	$957	$(116)	(12.1)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $119.0 million and $147.2 million during the second quarter of 2015 and 2014, respectively. The decrease in Mine Production revenues reflects both lower volumes sold as the second quarter of 2014 included the sale of 17,600 ounces of PGMs from inventory and lower average realized prices during the second quarter of 2015.
The costs of metals sold from Mine Production totaled $80.6 million for the second quarter of 2015, compared to $89.5 million for the second quarter of 2014, a decrease of 9.9%. Royalties and severance taxes on the lower sales ounces contributed to the decrease in cost of metals sold.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 151,600 ounces in the second quarter of 2015 from 134,300 ounces in the second quarter of 2014. Total sales revenues from PGM Recycling of $66.3 million in the second quarter of 2015 were down 35.4% from the $102.7 million reported for the second quarter of 2014. Tolling revenues in the second quarter of 2015 rose to $1.0 million on 37,400 tolled ounces of palladium, platinum and rhodium processed, compared to $0.5 million on 15,700 ounces processed in the second quarter of 2014. However, revenues from sales of purchased recycling materials declined 36.0% in the second quarter of 2015 to $65.4 million on 68,100 ounces of palladium, platinum and rhodium sold, from $102.2 million on 101,400 ounces sold in the second quarter of 2014. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium decreased to $954 per ounce in the second quarter of 2015, compared to $1,002 per ounce realized in the second quarter of 2014.
The costs of metals sold from PGM Recycling totaled $64.4 million in the second quarter of 2015, compared to $100.3 million in the second quarter of 2014, a decrease of 35.8%. This decrease was mainly due to the decrease in the total cost of acquiring recycling material for processing.
Mining operations PGM ounce production for the second quarters of 2015 and 2014 is shown in the following table:

	Three Months Ended
	June 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2015	17,600	59,200	76,800
2014	19,300	64,700	84,000
Percentage change	(8.8)%	(8.5)%	(8.6)%
East Boulder Mine
2015	11,100	39,100	50,200
2014	9,400	33,000	42,400
Percentage change	18.1%	18.5%	18.4%
Totals
2015	28,700	98,300	127,000
2014	28,700	97,700	126,400
Percentage change	—	0.6%	0.5%

The second quarter of 2015 was impacted by a $46.8 million (before-tax) impairment charge against the carrying value of the Marathon mineral properties in northern Ontario, Canada, reducing their carrying value to the estimated fair value of $8.6 million.
The Company's corporate general and administrative costs increased by approximately $1.8 million to $10.4 million in the second quarter of 2015 from $8.6 million for the same period of 2014. This increase was largely attributable to an increase of $1.7 million in the provision for medical costs based on recent claims history. Separately, the Company expensed $5.6 million of reorganization costs in the second quarter of 2014, with no comparable expense recorded in the second quarter of 2015.
Total interest income for the second quarter of 2015 decreased to $0.7 million from $1.0 million in the corresponding quarter of 2014, mostly reflecting lower financing income on recycling balances in 2015. Interest expense in the second quarters of 2015 and 2014 was $5.3 million and $5.9 million, respectively, net of capitalized interest of $1.4 million and $1.1 million, respectively. Reduced interest expense as a result of the July 2014 redemption of the $30 million of 8.0% Exempt Facility Revenue Bonds was slightly offset by higher accretion expense on the Company's convertible debentures.

Comparison of Six-Month Periods Ended June 30, 2015 and 2014
The Company’s total revenues decreased by 17.8% to $385.9 million in the first six months of 2015 compared to $469.4 million in the first six months of 2014. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Six-Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2015	2014	(Decrease)	Change
Revenues	$385,904	$469,386	$(83,482)	(17.8)%
Ounces Sold:
Mine Production:
Palladium (oz.)	210	212	(2)	(0.9)%
Platinum (oz.)	60	63	(3)	(4.8)%
Total	270	275	(5)	(1.8)%
PGM Recycling: (1)
Palladium (oz.)	84	113	(29)	(25.7)%
Platinum (oz.)	48	67	(19)	(28.4)%
Rhodium (oz.)	11	15	(4)	(26.7)%
Total	143	195	(52)	(26.7)%
By-products from Mine Production: (2)
Rhodium (oz.)	2	2	—	—
Gold (oz.)	5	5	—	—
Silver (oz.)	3	3	—	—
Copper (lb.)	523	482	41	8.5%
Nickel (lb.)	789	777	12	1.5%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$772	784	$(12)	(1.5)%
Platinum ($/oz.)	$1,159	1,441	$(282)	(19.6)%
Combined ($/oz.) (4)	$857	936	$(79)	(8.4)%
PGM Recycling: (1)
Palladium ($/oz.)	$792	741	$51	6.9%
Platinum ($/oz.)	$1,223	1,418	$(195)	(13.8)%
Rhodium ($/oz.)	$1,189	988	$201	20.3%
Combined ($/oz.) (4)	$968	992	$(24)	(2.4)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,107	1,076	$31	2.9%
Gold ($/oz.)	$1,203	1,292	$(89)	(6.9)%
Silver ($/oz.)	$17	20	$(3)	(15.0)%
Copper ($/lb.)	$2.52	2.95	$(0.43)	(14.6)%
Nickel ($/lb.)	$4.75	6.85	$(2.10)	(30.7)%
Average market price per ounce (3)
Palladium ($/oz.)	$772	780	$(8)	(1.0)%
Platinum ($/oz.)	$1,159	1,438	$(279)	(19.4)%
Combined ($/oz.) (4)	$857	932	$(75)	(8.0)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
For the first six months of 2015, net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $244.7 million, a decrease of 10.3% compared to $272.9 million in the first six months of 2014. This decrease in Mine Production revenues reflects lower realized PGM prices in the first six months of 2015 as compared to the first six months of 2014, as well as reduced sales volumes in 2015. The second quarter of 2014 included the sale of 17,600 ounces of PGMs from inventory at a higher average combined realized price.
The cost of metals sold from Mine Production totaled $160.7 million in the first six months of 2015, compared to $167.5 million in the first six months of 2014, a decrease of 4.1%, driven largely by lower royalties and severance taxes on the lower sales ounces sold.
Revenues from PGM Recycling reflected a decrease of 28.2% during the first six months of 2015, to $141.0 million from $196.3 million in the first six months of 2014. Recycling ounces sold during the first six months of 2015 totaled 142,700 ounces, a decrease of 26.8% compared to the 195,000 ounces sold in the first six months of 2014. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $968 per ounce in the first six months of 2015 from $992 per ounce in the first six months of 2014. Overall, recycling volumes processed during the first six months of 2015 totaled 260,300 ounces of PGMs, an increase of 10.4% from the 235,800 ounces processed in the first six months of 2014. This decrease in recycling earnings during the first six months of 2015 is attributable to several factors, including a weak market in the first quarter of 2015 due to lower commodity prices and the draw-down of inventories in the first six months of 2014 contributing to higher ounces sold.
Overall, recycling costs of metals sold decreased by 28.2% to $137.1 million in the first six months of 2015 from $191.0 million in the first six months of 2014, mostly the result of lower volumes and lower PGM prices.
During the first six months of 2015, the Company’s mining operations produced 260,300 ounces of PGMs, compared to 257,100 ounces in 2014 as shown in the following table:

	Six Months Ended
	June 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2015	36,800	123,700	160,500
2014	40,100	133,600	173,700
Percentage change	(8.2)%	(7.4)%	(7.6)%
East Boulder Mine
2015	22,000	77,800	99,800
2014	18,500	64,900	83,400
Percentage change	18.9%	19.9%	19.7%
Totals
2015	58,800	201,500	260,300
2014	58,600	198,500	257,100
Percentage change	0.3%	1.5%	1.2%
The six-month period ended June 30, 2015 was impacted by a $46.8 million (before-tax) impairment charge against the carrying value of the Marathon mineral properties in northern Ontario, Canada, reducing their carrying value to the estimated fair value of $8.6 million.

General and administrative costs increased to $18.7 million in the first six months of 2015, from $18.0 million in the first six months of 2014, an increase of approximately 3.9%. In the six-month period ended June 30, 2015, the Company incurred no restructuring costs compared costs compared to $6.0 million in the six-month period ended June 30, 2014. The Company recognized $1.8 million in exploration expenses related to its mineral properties in Canada and South America in the first six months of 2015, compared to $1.7 million in the first six months of 2014.
During the first six months of 2015, the Company recorded a net foreign currency transaction gain of $0.1 million, compared to a net gain of $4.4 million in the first six months of 2014. Essentially all of these net gains related to the re-measurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. During 2015, the rate of Argentine peso inflation has declined significantly, reducing the Company's currency gains. The gain was a result of the strength of the U.S. dollar relative to a rapidly depreciating Argentine peso. The gains reflect the impact of a high inflation rate in Argentina as the deferred tax obligation is remeasured from Argentine pesos into U.S. dollars.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $59.6 million and $60.3 million for the six-month periods ended June 30, 2015 and 2014. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from its mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The reported net cash provided from operating activities for the first six months of 2015 reflected lower PGM sales ounces from mining activity and lower realized PGM prices along with weaker recycling earnings offset by lower cash costs per mined ounce.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling material held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have little effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of material available in the market also may rise or fall, which can affect the total profitability of the Company's recycling activities. On average, it takes two to three months from the date of receipt to process and deliver metal from purchased lots of recycling material.
Changes in the cash costs of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at June 30, 2015, a 10% reduction in annual mined production due to grade would reduce annual cash flow from operations by an estimated $37.6 million.
Net cash used in investing activities for the six-month period ended June 30, 2015, was approximately $116.0 million, comprised of $58.2 million of cash capital expenditures and $57.8 million of net purchases of short-term investments. For the six-month period ended June 30, 2014, net cash used by investing activities was $100.4 million, comprised of $53.8 million of cash capital expenditures and approximately $47.0 million of net purchases of short-term investments offset by approximately $0.3 million in proceeds from disposal of property, plant and equipment.
Net cash consumed by financing activities in the six-month period ended June 30, 2015, was $1.0 million, mostly comprised of principal payments on debt and capital leases. For the six-month period ended June 30, 2014, the net cash associated with financing activities was negligible, as $0.9 million of cash received from stock option exercises essentially offset principal payments on debt and capital leases.
At June 30, 2015, the Company’s cash and cash equivalents balance was $222.8 million, compared to $280.3 million at December 31, 2014. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $531.2 million at June 30, 2015, a decrease of $0.3 million from $531.5 million at December 31, 2014. The June 30, 2015, cash and liquidity balances include $17.8 million of cash held in Canada that is dedicated as funding for Marathon (and other related properties) and is not available to the Company for its general corporate purposes. Net working capital (including cash and cash equivalents and highly liquid investments) at June 30, 2015, was $622.5 million, compared to $619.4 million at December 31, 2014.

Outstanding balance sheet debt (current and long-term debt and capital leases) reported at June 30, 2015, was approximately $304.2 million, up from the $296.2 million at December 31, 2014; the increase primarily reflects accretion of the debt component on the Company's outstanding convertible debentures. The Company’s total principal debt includes approximately $300.2 million of 1.75% convertible debentures, $2.2 million of 1.875% convertible debentures, less than $0.2 million of financing for a land purchase in 2012 and $1.6 million due under a capital lease. The $300.2 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount borrowed was $396.75 million. The total gross principal outstanding (before discounts) under the Company's long-term debt obligations was $399.0 million at June 30, 2015.
The Company expects to make cash payments of $3.5 million for interest during the remaining six months of 2015 related to its outstanding debt obligations. The Company made cash payments for interest of $3.6 million for the six-month period ended June 30, 2015, compared to $4.8 million for the same period of 2014.
The Company has in place a $125.0 million asset-backed revolving credit facility with a group of banks. Net available capacity under the borrowing base was approximately $53.0 million at June 30, 2015, after taking into account $17.5 million utilized for undrawn irrevocable letters of credit under the facility, which reduce available borrowing capacity on a dollar-for-dollar basis.
CONTRACTUAL CASH OBLIGATIONS
The Company's contractual cash obligations at June 30, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations" of the Company's 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2015. In the second quarter of 2015, there have been no material changes in the Company's contractual obligations outside the ordinary course of business.
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

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2015	2014	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	98	97	201	198
Platinum	29	29	59	59
Total	127	126	260	257
Tons milled	299	286	607	564
Mill head grade (ounce per ton)	0.45	0.47	0.45	0.49
Sub-grade tons milled (1)	27	17	55	34
Sub-grade tons mill head grade (ounce per ton)	0.16	0.14	0.16	0.16
Total tons milled (1)	326	303	662	598
Combined mill head grade (ounce per ton)	0.42	0.46	0.43	0.47
Total mill recovery (%)	92	92	92	92
Total mine concentrate shipped (tons) (3)	7,566	6,903	16,021	14,204
Platinum grade in concentrate (ounce per ton) (3)	4.02	4.50	3.87	4.66
Palladium grade in concentrate (ounce per ton) (3)	13.43	14.87	12.98	15.09
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$530	$550	$533	$559
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$206	$229	$210	$240
Stillwater Mine:
Ounces produced
Palladium	59	64	123	133
Platinum	18	20	37	41
Total	77	84	160	174
Tons milled	168	175	340	345
Mill head grade (ounce per ton)	0.48	0.51	0.49	0.53
Sub-grade tons milled (1)	17	5	35	13
Sub-grade tons mill head grade (ounce per ton)	0.20	0.23	0.19	0.26
Total tons milled (1)	185	180	375	358
Combined mill head grade (ounce per ton)	0.45	0.50	0.47	0.52
Total mill recovery (%)	92	93	93	93
Total mine concentrate shipped (tons) (3)	4,054	3,749	8,704	8,144
Platinum grade in concentrate (ounce per ton) (3)	4.74	5.60	4.58	5.58
Palladium grade in concentrate (ounce per ton) (3)	15.34	18.16	14.88	17.64
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$547	$535	$539	$541
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$227	$250	$230	$262

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2015	2014	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	39	33	78	65
Platinum	11	9	22	18
Total	50	42	100	83
Tons milled	131	111	267	219
Mill head grade (ounce per ton)	0.41	0.42	0.41	0.41
Sub-grade tons milled (1)	10	12	20	21
Sub-grade tons mill head grade (ounce per ton)	0.09	0.10	0.10	0.11
Total tons milled (1)	141	123	287	240
Combined mill head grade (ounce per ton)	0.39	0.39	0.38	0.39
Total mill recovery (%)	91	90	91	90
Total mine concentrate shipped (tons) (3)	3,512	3,154	7,317	6,060
Platinum grade in concentrate (ounce per ton) (3)	3.18	3.19	3.03	3.29
Palladium grade in concentrate (ounce per ton) (3)	11.21	10.96	10.72	11.23
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$504	$580	$525	$597
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$179	$200	$183	$207

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

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for average prices)	2015	2014	2015	2014
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	103	112	210	212
Platinum (oz.)	30	32	60	63
Total	133	144	270	275
PGM Recycling: (1)
Palladium (oz.)	40	59	84	113
Platinum (oz.)	23	35	48	67
Rhodium (oz.)	5	7	11	15
Total	68	101	143	195
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	2	2
Gold (oz.)	2	2	5	5
Silver (oz.)	2	1	3	3
Copper (lb.)	263	305	523	482
Nickel (lb.)	391	412	789	777
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$760	$821	$772	$784
Platinum ($/oz.)	$1,128	$1,450	$1,159	$1,441
Combined ($/oz) (4)	$842	$962	$857	$936
PGM Recycling: (1)
Palladium ($/oz.)	$787	$752	$792	$741
Platinum ($/oz.)	$1,194	$1,426	$1,223	$1,418
Rhodium ($/oz)	$1,156	$1,018	$1,189	$988
Combined ($/oz) (4)	$954	$1,002	$968	$992
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,053	$1,083	$1,107	$1,076
Gold ($/oz.)	$1,186	$1,288	$1,203	$1,292
Silver ($/oz.)	$16	$20	$17	$20
Copper ($/lb.)	$2.57	$2.90	$2.52	$2.95
Nickel ($/lb.)	$4.53	$7.77	$4.75	$6.85
Average market price per ounce (3)
Palladium ($/oz.)	$758	$815	$772	$780
Platinum ($/oz.)	$1,125	$1,447	$1,159	$1,438
Combined ($/oz) (4)	$841	$957	$857	$932

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Costs of Revenues
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
Consolidated:
Total cash costs before by-product and recycling credits (Non-GAAP)	$76,234	$81,084	$156,667	$165,135
Less: By-product credit	(6,914)	(8,628)	(13,659)	(15,309)
Less: Recycling income credit	(2,036)	(2,926)	(4,163)	(6,093)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$67,284	$69,530	$138,845	$143,733

Divided by platinum/palladium ounces produced	127	126	260	257

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$600	$641	$601	$643
Less: By-product credit per ounce Pt/Pd produced	(54)	(68)	(52)	(60)
Less: Recycling income credit per ounce Pt/Pd produced	(16)	(23)	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$530	$550	$533	$559

Divided by ore tons milled	326	303	662	598

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$233	$267	$237	$276
Less: By-product credit per ore ton milled	(21)	(28)	(21)	(26)
Less: Recycling income credit per ore ton milled	(6)	(10)	(6)	(10)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$206	$229	$210	$240

Reconciliation to consolidated costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$67,284	$69,530	$138,845	$143,733
Asset retirement costs	196	189	387	370
Depletion, depreciation and amortization	16,942	17,540	33,811	32,450
Depletion, depreciation and amortization (in inventory)	(939)	(893)	(1,876)	(340)
Change in product inventories	5,140	9,119	5,494	2,404
Cost of PGM Recycling	64,441	100,266	137,146	190,972
PGM Recycling depreciation	256	262	508	503
By-product credit	6,914	8,628	13,659	15,309
Profit from PGM Recycling (before gain/loss on asset disposals)	2,036	2,926	4,163	6,093
Total consolidated costs of revenues	$162,270	$207,567	$332,137	$391,494

Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
Stillwater Mine:
Total cash costs before by-product and recycling credits (Non-GAAP)	$46,931	$51,940	$96,465	$107,168
Less: By-product credit	(3,727)	(5,026)	(7,532)	(9,042)
Less: Recycling income credit	(1,205)	(1,953)	(2,540)	(4,123)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$41,999	$44,961	$86,393	$94,003

Divided by platinum/palladium ounces produced	77	84	160	174

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$612	$618	$602	$617
Less: By-product credit per ounce Pt/Pd produced	(49)	(60)	(47)	(52)
Less: Recycling income credit per ounce Pt/Pd produced	(16)	(23)	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$547	$535	$539	$541

Divided by ore tons milled	185	180	375	358

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$254	$289	$257	$299
Less: By-product credit per ore ton milled	(20)	(28)	(20)	(25)
Less: Recycling income credit per ore ton milled	(7)	(11)	(7)	(12)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$227	$250	$230	$262

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$41,999	$44,961	$86,393	$94,003
Asset retirement costs	187	176	370	345
Depletion, depreciation and amortization	11,872	13,276	23,967	24,661
Depletion, depreciation and amortization (in inventory)	(497)	(1,193)	(1,213)	(821)
Change in product inventories	2,882	7,780	4,141	3,729
By-product credit	3,727	5,026	7,532	9,042
Profit from PGM Recycling (before gain/loss on asset disposals)	1,205	1,953	2,540	4,123
Total costs of revenues	$61,375	$71,979	$123,730	$135,082

Stillwater Mining Company
Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
East Boulder Mine
Total cash costs before by-product and recycling credits (Non-GAAP)	$29,303	$29,144	$60,202	$57,967
Less: By-product credit	(3,187)	(3,602)	(6,127)	(6,267)
Less: Recycling income credit	(831)	(973)	(1,623)	(1,970)
Total cash costs net of by-product and recycling credits (Non-GAAP)	$25,285	$24,569	$52,452	$49,730

Divided by platinum/palladium ounces produced	50	42	100	83

Total cash costs before by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$584	$688	$602	$696
Less: By-product credit per ounce Pt/Pd produced	(63)	(85)	(61)	(75)
Less: Recycling income credit per ounce Pt/Pd produced	(17)	(23)	(16)	(24)
Total cash costs net of by-product and recycling credits per ounce Pt/Pd produced (Non-GAAP)	$504	$580	$525	$597

Divided by ore tons milled	141	123	287	240

Total cash costs before by-product and recycling credits per ore ton milled (Non-GAAP)	$208	$237	$210	$241
Less: By-product credit per ore ton milled	(23)	(29)	(21)	(26)
Less: Recycling income credit per ore ton milled	(6)	(8)	(6)	(8)
Total cash costs net of by-product and recycling credits per ore ton milled (Non-GAAP)	$179	$200	$183	$207

Reconciliation to costs of revenues:
Total cash costs net of by-product and recycling credits (Non-GAAP)	$25,285	$24,569	$52,452	$49,730
Asset retirement costs	9	13	17	25
Depletion, depreciation and amortization	5,070	4,264	9,844	7,789
Depletion, depreciation and amortization (in inventory)	(442)	300	(663)	481
Change in product inventories	2,258	1,339	1,353	(1,404)
By-product credit	3,187	3,602	6,127	6,267
Profit from PGM Recycling (before gain/loss on asset disposals)	831	973	1,623	1,970
Total costs of revenues	$36,198	$35,060	$70,753	$64,858

PGM Recycling and Other: (1)
Cost of open market acquisitions	$—	$—	$—	$79
Cost of PGM Recycling	64,441	100,266	137,146	190,972
PGM Recycling depreciation	256	262	508	503
Total costs of revenues	$64,697	$100,528	$137,654	$191,554
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
All-In Sustaining Costs (Non-GAAP Financial Measure)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except $/oz.)	2015	2014	2015	2014
All-In Sustaining Costs
Total cash costs net of by-product and recycling credits (Non-GAAP)	$67,284	$69,530	$138,845	$143,733
Recycling income credit	2,036	2,926	4,163	6,093
	$69,320	$72,456	$143,008	$149,826

Consolidated Corporate General & Administrative costs *	$10,396	$8,599	$18,741	$17,966
Corporate depreciation and R&D included in Consolidated Corporate General & Administrative costs	(120)	(112)	(252)	(255)
General & Administrative Costs - Foreign Subsidiaries	(452)	(873)	(869)	(2,311)
	$9,824	$7,614	$17,620	$15,400

Total capitalized costs	$32,803	$32,476	$61,178	$57,149
Capital associated with expansion	(12,223)	(12,469)	(20,344)	(19,267)
Total Capital incurred to sustain existing operations	$20,580	$20,007	$40,834	$37,882

All-In Sustaining Costs (Non-GAAP)	$99,724	$100,077	$201,462	$203,108

Mined ounces produced	127.0	126.4	260.3	257.1

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$785	$792	$774	$790
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of Non-GAAP Financial Measures to Consolidated Costs of Revenues section.
* Consolidated Corporate General & Administrative costs (three month and six month periods ended June 30, 2014) have been restated to conform with current year presentation.

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
In its PGM recycling activities, the Company customarily enters into fixed forward sales to mitigate its pricing exposure. The terms of a fixed forward sales transaction commit the Company to deliver a specified number of metal ounces on a particular future date at a stipulated price. At the time it enters into the forward sales commitment, the Company also utilizes the price offered in the forward markets to determine the price it is willing to pay to purchase the recycled materials. Because the forward price is used simultaneously to determine both the acquisition price and the ultimate selling price of the recycled ounces, this arrangement significantly reduces the Company's exposure to PGM price volatility. The Company believes such transactions qualify for the normal purchase / normal sale exception to derivative accounting treatment and so does not account for these transactions as derivatives. For further information regarding the Company's fixed forward contracts, see "Note 5 - Derivative Instruments" in the Company's June 30, 2015 consolidated financial statements included in this document.
INTEREST RATE RISK
At June 30, 2015, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash borrowings against the facility would be subject to a floating interest rate. There were no such cash borrowings outstanding at June 30, 2015 and 2014.
The Company’s convertible debentures do not contain financial covenants. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there are currently no cash borrowings under the asset-backed revolving credit facility, the Company is not constrained by these financial covenants at this time. The Company projects that the total cash cost to service its debt in 2015, including payments of principal and interest, will be about $9.2 million. The Company believes it has adequate liquidity available to meet its outstanding debt service obligations, both currently and in the future.
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
The Company has been exposed to a significant inflation rate on its Argentine holdings. For the second quarter of 2015, the Company experienced foreign currency transaction gains of $0.7 million of which $0.5 million was attributable to the Argentine peso stabilizing during the period. During the second quarter of 2014, the Company recorded a foreign currency transaction gain of $0.2 million on peso-denominated deferred tax balances recorded in conjunction with the acquisition of Peregrine Metals Ltd., the Company's Argentine subsidiary. The gain was a result of the U.S. dollar strengthening relative to the Argentine peso. Because these deferred taxes will be settled at a future date in pesos, changes in the relative currency values are recognized for each period in the Company's U.S. dollar accounts and appear as part of Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive (Loss) Income.
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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at June 30, 2015, management determined that during the second quarter of 2015 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The collective bargaining agreement covering employees at the Stillwater Mine and the Columbus processing facilities has expired.
The Company’s represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees at the Stillwater Mine and the Company's processing facilities in Columbus, which was due to expire on June 1, 2015 was extended until midnight on June 12, 2015 at which time it expired. The represented employees at these facilities continue to work under the terms of the expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse with regard to the Stillwater Mine and Columbus processing facilities workforce collective bargaining agreement. While no work stoppage has occurred, the Company has an increased risk of a temporary work stoppage at these locations until such time as a new contract is ratified. The second agreement, covering employees at the East Boulder Mine, expires on December 31, 2015. While the Company focuses on maintaining positive relationships with its represented employees and their respective unions, any labor disputes or disruptions, such as strikes, work stoppages or slowdowns, could have a significant adverse effect on the Company. The associated loss of production and resulting revenues for even a short time could have a material adverse effect on the Company’s financial results.
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's 2014 Annual Report on Form 10-K. In the second quarter of 2015, the Company received a total of 17 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 - Mine Safety Disclosures of this quarterly report for more information.
ITEM 6

EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	July 31, 2015
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	July 31, 2015
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

3.1
Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2
Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2013).

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