Form 10-Q
period 2015-09-30
STILLWATER MINING CO /DE/
filed 2015-10-30
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
OR
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
At October 29, 2015, the Company had outstanding 120,996,146 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
REVENUES
Mine Production	$86,359	$137,067	$331,065	$409,967
PGM Recycling	81,982	109,509	222,980	305,760
Other	100	5,490	300	5,725
Total revenues	168,441	252,066	554,345	721,452
COSTS AND EXPENSES
Costs of metals sold
Mine Production	69,004	85,240	229,676	252,730
PGM Recycling	78,928	106,801	216,074	297,773
Other	—	5,278	—	5,357
Total costs of metals sold (excludes depletion, depreciation and amortization)	147,932	197,319	445,750	555,860
Depletion, depreciation and amortization
Mine Production	15,132	16,923	48,943	49,373
PGM Recycling	230	258	738	761
Total depletion, depreciation and amortization	15,362	17,181	49,681	50,134
Total costs of revenues	163,294	214,500	495,431	605,994
Exploration	827	659	2,667	2,379
Reorganization	1,658	—	1,658	6,045
General and administrative	8,911	10,051	27,652	28,017
Loss on long-term investments	151	59	204	59
Impairment of non-producing mineral properties	—	—	46,772	—
(Gain) loss on disposal of property, plant and equipment	(219)	39	(216)	(262)
Total costs and expenses	174,622	225,308	574,168	642,232
OPERATING (LOSS) INCOME	(6,181)	26,758	(19,823)	79,220
OTHER INCOME (EXPENSE)
Other	17	785	918	849
Loss on extinguishment of debt, net	(4,010)	—	(4,010)	—
Interest income	766	931	2,192	2,750
Interest expense	(5,097)	(6,018)	(15,713)	(17,737)
Foreign currency transaction gain, net	12	998	149	5,359
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(14,493)	23,454	(36,287)	70,441
Income tax benefit (provision)	2,464	(5,619)	8,127	(15,909)
NET (LOSS) INCOME	$(12,029)	$17,835	$(28,160)	$54,532
Net loss attributable to noncontrolling interest	(151)	(313)	(11,808)	(1,083)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,878)	$18,148	$(16,352)	$55,615
Other comprehensive (loss) income, net of tax
Net unrealized (loss) / gain on investments available-for-sale	(34)	(183)	149	(42)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,912)	$17,965	$(16,203)	$55,573
Comprehensive loss attributable to noncontrolling interest	(151)	(313)	(11,808)	(1,083)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(12,063)	$17,652	$(28,011)	$54,490
Weighted average common shares outstanding
Basic	120,960	120,067	120,746	119,849
Diluted	120,960	156,391	120,746	156,045
Basic (loss) earnings per share attributable to common stockholders	$(0.10)	$0.15	$(0.14)	$0.46
Diluted (loss) earnings per share attributable to common stockholders	$(0.10)	$0.14	$(0.14)	$0.43

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$133,956	$280,286
Investments, at fair value	326,344	251,254
Inventories	126,963	130,307
Trade receivables	723	1,277
Deferred income taxes	16,642	21,055
Prepaid expenses	4,220	2,546
Other current assets	21,744	14,671
Total current assets	630,592	701,396
Mineral properties	112,480	159,252
Mine development, net	452,110	409,754
Property, plant and equipment, net	112,827	118,881
Deferred debt issuance costs	4,367	6,032
Other noncurrent assets	4,811	4,012
Total assets	$1,317,187	$1,399,327
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,850	$26,806
Accrued compensation and benefits	29,911	29,973
Property, production and franchise taxes payable	13,890	15,828
Current portion of long-term debt and capital lease obligations	1,185	2,144
Other current liabilities	6,625	7,288
Total current liabilities	77,461	82,039
Long-term debt and capital lease obligations	254,684	294,023
Deferred income taxes	48,907	68,896
Accrued workers compensation	6,092	6,060
Asset retirement obligation	10,805	9,401
Other noncurrent liabilities	9,307	7,200
Total liabilities	407,256	467,619
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding 120,995,912 and 120,381,746 at September 30, 2015 and December 31, 2014, respectively	1,210	1,204
Paid-in capital	1,097,374	1,091,146
Accumulated deficit	(195,491)	(179,139)
Accumulated other comprehensive income	166	17
Total stockholders’ equity	903,259	913,228
Noncontrolling interest	6,672	18,480
Total equity	909,931	931,708
Total liabilities and equity	$1,317,187	$1,399,327
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(28,160)	$54,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	49,681	50,134
Loss on long-term investments	204	59
Loss on extinguishment of debt, net	4,010	—
Impairment of non-producing mineral properties	46,772	—
Amortization/accretion on investment premium/discount	1,688	1,441
Gain on disposal of property, plant and equipment	(216)	(262)
Foreign currency transaction gain, net	(149)	(5,359)
Deferred income taxes	(12,192)	(3,229)
Accretion of asset retirement obligation	589	554
Amortization of deferred debt issuance costs	1,665	1,929
Accretion of convertible debenture debt discount	12,985	12,746
Share based compensation and other benefits	9,489	10,238
Non-cash capitalized interest	(2,809)	(2,381)
Changes in operating assets and liabilities:
Inventories	2,280	2,657
Trade receivables	554	7,744
Prepaid expenses	(1,674)	(564)
Accrued compensation and benefits	(62)	(986)
Accounts payable	413	(7,088)
Property, production and franchise taxes payable	170	3,102
Income taxes payable	—	788
Accrued workers compensation	32	136
Other operating assets	(7,607)	559
Other operating liabilities	(1,982)	4,943
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,681	131,693
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(83,386)	(87,038)
Proceeds from disposal of property, plant and equipment	387	323
Purchases of investments	(230,392)	(174,941)
Proceeds from maturities of investments	153,902	131,441
NET CASH USED IN INVESTING ACTIVITIES	(159,489)	(130,215)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(62,582)	(31,536)
Proceeds from issuance of common stock	60	988
NET CASH USED IN FINANCING ACTIVITIES	(62,522)	(30,548)
CASH AND CASH EQUIVALENTS
Net decrease	(146,330)	(29,070)
Balance at beginning of period	280,286	286,687
BALANCE AT END OF PERIOD	$133,956	$257,617
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) at September 30, 2015, and the results of its operations and cash flows for the nine-month periods ended September 30, 2015 and 2014, respectively. The results of operations for the first nine months of 2015 are not necessarily indicative of the results to be expected for the 2015 year. The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K (Form 10-K). All intercompany transactions and balances have been eliminated in consolidation.
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
The Company reclassified Marketing expenses into General and administrative for the period ended September 30, 2014, to be consistent with the current presentation in the Company's Consolidated Statements of Comprehensive (Loss) Income.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to several customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Sales of copper and nickel by-products typically reflect a discount from market prices. By-product sales (gold, nickel, mined rhodium, copper and silver) are included in revenues from Mine Production. During each of the three-month periods ended September 30, 2015 and 2014, total by-product sales were $5.0 million and $6.9 million, respectively. For the nine-month periods ended September 30, 2015 and 2014, by-product sales totaled $18.7 million and $22.2 million, respectively.
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
In accordance with the terms of the Johnson Matthey PGM supply agreement, for the nine-month period ended September 30, 2015, all Company sales of mined PGMs, other than the platinum sales under the Company's sales agreement with Tiffany & Co., were to Johnson Matthey. In the first half of 2014, all Company sales of mined PGMs were either in the spot market or under mutually agreed short-term (one year or less) supply agreements.

PGM RECYCLING
The Company purchases spent catalyst materials from third-parties for recycling and processes these materials within its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. The Company has entered into sourcing arrangements for catalyst materials with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash as general working capital or against a shipment of material shortly before actually receiving the physical shipment at the Company's processing facility in Columbus, Montana. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company, at which time the advance is reclassified into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the cash advance was made until the out-turn date of the inventory from the final refiner.
The Company also accepts material supplied from third-parties on a tolling basis, processes it for a fee and returns the recovered metals to the supplier.
OTHER
Periodically, the Company acquires PGMs in the open market for resale to third parties. The Company recognized no revenues from PGMs acquired in the open market and simultaneously resold to third parties during the quarter ended September 30, 2015. However, the Company recognized $5.3 million of revenues from PGMs during the same period in 2014. This revenue is shown as Other revenues and the associated acquisition cost is shown as Other costs of metals sold in the Consolidated Statements of Comprehensive (Loss) Income.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 (1)	2014	2015 (1)	2014 (1)
Customer A	70%	67%	75%	45%
Customer B	—	10%	—	16%
	70%	77%	75%	61%
(1)    The “—” symbol represents less than 10% of total revenues.
NOTE 3
ASSET IMPAIRMENT
In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification 360, Property Plant and Equipment (ASC 360-10), the Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable and may exceed their fair value. For purposes of determining impairment, assets are grouped at the lowest level for which identifiable cash flows (including estimated future cash flows from non-operating properties) are largely independent of the cash flows of other groups of assets and liabilities.
In the third quarter of 2015, the Company recorded an increase of $1.1 million in estimated reclamation costs at the Stillwater Mine, related to the Benbow portal.
As a result of inquiries relating to the Marathon project received during the second quarter of 2015 the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. During the second quarter of 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million.

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
NOTE 4
NONCONTROLLING INTEREST
In 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's then wholly-owned subsidiary, Stillwater Canada Inc (SCI) which held the Marathon PGM-copper project and related properties, for $81.25 million in cash. Mitsubishi also contributed an additional $13.6 million to satisfy its portion of the venture's initial cash call. The agreement provides that Mitsubishi is responsible for funding 25% of the operating, capital and exploration expenditures on the Marathon properties and will cooperate and support efforts to secure financing for Marathon. Under a related supply agreement, Mitsubishi also will have an option to purchase up to 100% of any future Marathon PGM production at a discount to market. The change in the Company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Paid-in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
Mitsubishi's 25% interest in the SCI net loss in each period is shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive (Loss) Income. The amount of this loss is added back to the Company's reported Net (loss) income in each period in arriving at Net (loss) income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three-months ended September 30, 2015 and 2014 was $0.2 million and $0.3 million, respectively, and $11.8 million and $1.1 million, for the nine-months ended September 30, 2015 and 2014, respectively.
Mitsubishi's share of the equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and totaled $6.7 million and $18.5 million at September 30, 2015 and December 31, 2014, respectively. The noncontrolling interest balance at September 30, 2015 reflects Mitsubishi's share of the impairment loss taken during the second quarter of 2015 on the carrying value of the Marathon mineral properties. The noncontrolling interest portion of the impairment loss was $11.7 million (net of tax).
In the third quarter of 2015, the Company entered into an agreement with Mitsubishi to purchase Mitsubishi's 25% interest in SCI and related properties for a total cash consideration of $5.2 million. The total cash consideration is comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by SCI at October 16, 2015. The transaction closed subsequent to the end of the third quarter on October 26, 2015.
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
All of the Company's fixed forward sales contracts open at September 30, 2015, will settle at various periods through March 2016. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s prices by a predetermined margin limit. At September 30, 2015, and December 31, 2014, no margin deposits were outstanding or due.

The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at September 30, 2015:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Fourth Quarter 2015	34,967	$1,003	49,347	$630	6,194	$841
First Quarter 2016	3,247	$968	4,632	$607	1,195	$764
NOTE 6
STOCK-BASED COMPENSATION
EQUITY PLANS
The Company sponsors equity plans (the Plans) that enable the Company to grant equity based compensation to employees and non-employee directors. The Company's current practice is to issue cash awards and / or restricted stock units as incentive compensation to employees and non-employee directors. The Company continues to have previously issued stock options that remain outstanding under the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. Approximately 11.6 million shares of common stock were originally authorized under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million shares authorized under the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.4 million shares were available and reserved for issuance under the 2012 Equity Incentive Plan at September 30, 2015.
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

Nonvested time-based RSU activity during the first nine months of 2015, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based RSUs at January 1, 2015	184,747	$13.80
Granted	120,715	14.29
Vested	(35,030)	13.75
Forfeited	(4,480)	13.91
Nonvested time-based RSUs at March 31, 2015	265,952	$14.03
Granted	3,668	13.88
Vested	(1,586)	14.63
Forfeited	(66)	13.11
Nonvested time-based shares at June 30, 2015	267,968	$14.02
Granted	1,480	10.02
Vested	(1,509)	14.15
Forfeited	(6,624)	14.35
Nonvested time-based shares at September 30, 2015	261,315	$13.99
Total compensation expense related to grants of nonvested time-based RSUs was $0.4 million in each of the three-month periods ended September 30, 2015 and 2014, and $1.2 million and $1.4 million, for the nine-month periods ended September 30, 2015 and 2014, respectively. Compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income.
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
The Company has granted performance-based RSU awards under the Plans. The payouts of the awards are dependent upon three distinct components with five separate sub-targets. Two of the sub-targets are market-based and equity classified; one sub-target is market-based and liability classified; and two sub-targets are performance-based and equity classified. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-target is remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance RSU awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income, related to grants of performance-based RSUs for the three-month periods ended September 30, 2015 and 2014 was $0.3 million and $0.2 million, respectively, and for the nine-month periods ended September 30, 2015 and 2014, was $1.0 million and $0.8 million, respectively.
Performance-based RSU awards are not entitled to any dividend equivalents with respect to the RSUs unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the RSUs unless and until the stock is issued in settlement of the RSUs.

Nonvested performance-based RSU activity during the first nine months of 2015 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based RSUs at January 1, 2015	214,236	$15.69
Granted *	170,078	14.92
Vested	—
Forfeited *	(2,071)	15.34
Nonvested performance-based RSUs at March 31, 2015	382,243	$15.35
No activity	—
Nonvested performance-based RSUs at June 30, 2015	382,243	$15.35
Forfeited	(2,966)	$15.34
Nonvested performance-based RSUs at September 30, 2015	379,277	$12.28
* The number of performance-based RSUs granted and forfeited is based on the target award amounts in the related performance-based RSU grant agreements.
The following table presents the compensation expense of the nonvested RSUs outstanding at September 30, 2015, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2015	$426	$384
2016	1,516	1,536
2017	628	824
2018	8	—
Total	$2,578	$2,744

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
At September 30, 2015, the Company has approximately $104.8 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2028. Usage of $80.9 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company has $31.6 million of alternative minimum tax credit carryforwards which will not expire and $1.6 million in general business credits expiring during 2029 to 2034. The Company has approximately $3.3 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also has $51.6 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $18.1 million during 2016 to 2019 and $25.4 million during 2024 to 2035. Currently, $8.1 million of foreign net operating losses have an indefinite life.
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
The provision for income taxes for the three- and nine-month periods ended September 30, 2015 consists of U.S. Federal income tax, state tax, as well as deferred tax benefits from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company recognized an income tax benefit / (provision) for the three-month periods ended September 30, 2015 and 2014, of $2.5 million and $(5.6) million, respectively. The Company recognized an income tax benefit / (provision) for the nine-month periods ended September 30, 2015 and 2014, of $8.1 million and $(15.9) million, respectively. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary is primarily responsible for a discrete income tax benefit of $10.6 million recognized for the nine-month period ending September 30, 2015. Of this discrete income tax benefit, $8.3 million is associated with the partial restructure results from a re-measuring of the Company’s deferred state tax associated with deferred tax assets and liabilities from a blended deferred rate of 10.6% at December 31, 2014 to 4.0% at September 30, 2015.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company does not have any uncertain benefits at September 30, 2015. There were no interest or penalties accrued at September 30, 2015 and for the comparable period in 2014, interest and penalties accrued were $0.8 million. The Company made income tax payments of $13.1 million and $14.2 million in the nine-month periods ended September 30, 2015 and 2014, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2014, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.
NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million aggregate principal amount of 1.75% senior unsecured convertible debentures due October 15, 2032 (1.75% debentures). Each $1,000 principal amount of these 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including each debenture with a warrant initially exercisable for 30.2481 shares at an exercise price of $16.53 per share (also subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock.

Holders have the right to redeem their 1.75% debentures at face value plus accrued and unpaid interest on October 15th, of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.
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
In the third quarter of 2015, the Company repurchased $61.6 million of the outstanding principal of the 1.75% debentures, due 2032, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which includes a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive (Loss) Income.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at September 30, 2015 and December 31, 2014, was approximately $254.2 million and $291.1 million, respectively, which is net of unamortized discount of $81.0 million and $105.6 million, respectively.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $0.5 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective March 22, 2013, the Company has the right at its discretion to redeem the remaining $0.5 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at September 30, 2015 and December 31, 2014, of $0.5 million aggregate principal amount, is reported as a long-term debt obligation.
In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% debentures, due 2028, paying cash of $1.6 million and recording a gain of approximately $0.1 million, recorded in Loss on extinguishment of debt, net the Company's Consolidated Statements of Comprehensive (Loss) Income.
ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded its maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. Borrowings under this working capital credit facility are limited to a borrowing base equal to the sum of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the credit agreement state that the borrowings will be secured by the Company's accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the facility remains available. The facility includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn under the facility increases. The Company also pays a commitment fee on committed but un-utilized borrowing capacity available under the facility at a rate per annum of 0.375% or 0.5%, depending on the amount of the facility drawn.
At September 30, 2015 and 2014, there were no outstanding borrowings under this revolving credit facility, and approximately $17.5 million in undrawn irrevocable letters of credit had been issued under this facility as collateral for sureties, which reduce the amount available for borrowing under the facility on a dollar-for-dollar basis.

The following table reflects the amortization of debt issuance costs, interest expense and cash payments on the Company's outstanding debt for the three- and nine-month periods ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
1.75% Convertible Debentures
Amortization of debt issuance costs	$240	$287	$714	$852
Interest expense	$6,262	$6,074	$18,860	$17,931
Cash payments for interest	$423	$—	$3,894	$3,472

1.875% Convertible Debentures
Interest expense	$9	$11	$30	$32
Cash payments for interest	$21	$21	$42	$42

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$69	$69	$204	$204
Fees	$253	$260	$839	$765
The Company's total current and long-term debt balances at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$396,750
Debt discount	—	(80,990)	—	(105,634)
Debt balance	—	254,160	—	291,116
1.875% Convertible Debentures	—	524	—	2,245
Capital Lease Obligation	1,107	—	2,067	580
Small Land Purchase	78	—	77	82
Total debt balances	$1,185	$254,684	$2,144	$294,023
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000. These bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds were scheduled to mature on July 1, 2020, and had a stated interest rate of 8.0% per annum with interest paid semi-annually. Net discounted proceeds from the offering were $28.7 million, yielding an effective rate of 8.57%.
In July 2014, the Company redeemed the entire $30.0 million of 8.0% Exempt Facility Revenue Bonds, Series 2000, which included the payment of accrued and unpaid interest of $40,000.

CAPITAL LEASE OBLIGATIONS
The Company is party to a lease agreement with General Electric Capital Corporation covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $0.5 million on its capital lease obligations in each of the three-month periods ended September 30, 2015 and 2014, respectively, and cash payments of $1.6 million on its capital lease obligations in each of the nine-month periods ended September 30, 2015 and 2014, respectively. The cash payments in each of the three- and nine-month periods ended September 30, 2015 and 2014, included interest of less than $0.1 million. At September 30, 2015, and December 31, 2014, the outstanding balance under the capital lease was $1.1 million and $2.6 million, respectively.
The following is a schedule by year of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
2015	$542
2016	589
Total minimum lease payments	1,131
Interest at rates ranging from 5.21% to 5.46% (before-tax)	(24)
Net minimum lease payments	$1,107
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three-month periods ended September 30, 2015 and 2014, the Company capitalized interest of $1.5 million and $1.4 million, respectively. For the nine-month periods ended September 30, 2015 and 2014, the Company capitalized interest of $4.2 million and $3.6 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	55,332
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	681,443	616,872
East Boulder Mine	216,232	204,483
	1,010,155	980,607
Accumulated depletion and amortization	(445,565)	(411,601)
Total mineral properties and mine development, net	$564,590	$569,006

NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying consolidated balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Machinery and equipment	$159,792	$152,421
Buildings and structural components	173,265	169,609
Land	11,740	9,488
Construction-in-progress:
Stillwater Mine	953	2,633
East Boulder Mine	569	1,539
Marathon	148	148
Processing facilities and other	1,918	1,994
	348,385	337,832
Accumulated depreciation	(235,558)	(218,951)
Total property, plant, and equipment, net	$112,827	$118,881

The Company's total capital expenditures for mine development and property, plant and equipment for the nine-month periods ended September 30, 2015 and 2014 were as follows:

	September 30,	September 30,
(In thousands)	2015	2014
Stillwater Mine	$70,172	$69,513
East Boulder Mine	13,548	21,189
Other	4,599	2,993
Total U.S. capital expenditures	88,319	93,695
Foreign capital expenditures	46	2
Non-cash capitalized interest / depreciation	(6,756)	(6,228)
Change in accounts payables for capital expenditures	1,777	(431)
Cash capital spend for the period	$83,386	$87,038

NOTE 11
SEGMENT INFORMATION
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation.
The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under short-term and long-term sales agreements. The financial results for the Stillwater Mine and the East Boulder Mine have been consolidated, as both have similar products, processes, customers, distribution methods and economic characteristics.
The PGM Recycling segment is engaged in the recycling of spent catalyst materials to recover the PGMs contained in the materials. The Company purchases the majority of catalyst materials processed by the PGM Recycling segment from third-party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst materials from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
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
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended September 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$86,359	$81,982	$—	$—	$100	$168,441
Depletion, depreciation and amortization	$15,132	$230	$—	$—	$—	$15,362
General and administrative expenses	$—	$—	$275	$100	$8,536	$8,911
Interest income	$—	$437	$1	$4	$324	$766
Interest expense	$—	$—	$—	$—	$5,097	$5,097
Income (loss) before income taxes	$2,224	$3,261	$(577)	$(339)	$(19,062)	$(14,493)
Capital expenditures	$24,661	$57	$—	$—	$450	$25,168
Total assets	$608,198	$3,390	$27,078	$104,265	$574,256	$1,317,187
* Total assets includes cash and cash equivalents of $17.1 million.

(In thousands)				South American Properties

Three Months Ended September 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$137,067	$109,509	$—	$—	$5,490	$252,066
Depletion, depreciation and amortization	$16,923	$258	$—	$—	$—	$17,181
General and administrative expenses *	$—	$—	$794	$17	$9,240	$10,051
Interest income	$—	$681	$1	$13	$236	$931
Interest expense	$—	$—	$—	$—	$6,018	$6,018
Income (loss) before income taxes	$34,904	$3,131	$(1,205)	$748	$(14,124)	$23,454
Capital expenditures	$32,604	$28	$—	$2	$624	$33,258
Total assets	$584,538	$88,411	$76,678	$107,909	$526,923	$1,384,459
* The Company reclassified Marketing expenses into General and administrative for All Other for the three-month period ended September 30, 2014, for presentation purposes.

(In thousands)				South American Properties

Nine Months Ended September 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$331,065	$222,980	$—	$—	$300	$554,345
Depletion, depreciation and amortization	$48,943	$738	$—	$—	$—	$49,681
General and administrative expenses	$—	$—	$790	$454	$26,408	$27,652
Interest income	$—	$1,256	$7	$23	$906	$2,192
Interest expense	$—	$—	$—	$—	$15,713	$15,713
Income (loss) before impairment charge and income taxes	$52,446	$7,424	$(1,364)	$(1,216)	$(46,805)	$10,485
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge, before income taxes	$52,446	$7,424	$(48,136)	$(1,216)	$(46,805)	$(36,287)
Capital expenditures	$77,370	$221	$—	$46	$5,749	$83,386
Total assets	$608,198	$3,390	$27,078	$104,265	$574,256	$1,317,187
* Total assets includes cash and cash equivalents of $17.1 million.

(In thousands)				South American Properties

Nine Months Ended September 30, 2014	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$409,967	$305,760	$—	$—	$5,725	$721,452
Depletion, depreciation and amortization	$49,373	$761	$—	$—	$—	$50,134
General and administrative expenses *	$—	$—	$2,783	$339	$24,895	$28,017
Interest income	$—	$1,998	$3	$44	$705	$2,750
Interest expense	$—	$—	$—	$—	$17,737	$17,737
Income (loss) before income taxes	$107,864	$9,225	$(3,843)	$2,841	$(45,646)	$70,441
Capital expenditures	$84,335	$155	$—	$2	$2,546	$87,038
Total assets	$584,538	$88,411	$76,678	$107,909	$526,923	$1,384,459
* The Company reclassified Research and development and Marketing expenses into General and administrative for All Other for the nine-month period ended September 30, 2014, for presentation purposes.

NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net (loss) income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the nine-month periods ended September 30, 2015 and 2014, were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at September 30, 2015, and December 31, 2014 were as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2015
	Federal agency notes	$286,220	$106	$(34)	$286,292
	Commercial paper	40,097	—	(45)	40,052
	Mutual funds	419	205	—	624
	Total	$326,736	$311	$(79)	$326,968

2014
	Federal agency notes	$143,132	$40	$(33)	$143,139
	Commercial paper	108,371	1	(257)	108,115
	Mutual funds	344	279	—	623
	Total	$251,847	$320	$(290)	$251,877
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.
The maturities of available-for-sale securities at September 30, 2015 were as follows:

(In thousands)	Amortized cost	Fair value
Federal agency notes
Due in one year or less	$237,658	$237,764
Due after one year through two years	48,562	48,528
Total	$286,220	$286,292

Commercial paper
Due in one year or less	$26,612	$26,567
Due after one year through two years	13,485	13,485
Total	$40,097	$40,052
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company determined that certain of its long-term investments were other than temporarily impaired and recorded a loss of approximately $0.2 million for the three- and nine-month periods ended September 30, 2015 and 2014. These long-term investments totaled approximately $0.7 million at September 30, 2015 and $0.9 million at December 31, 2014, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 13
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first nine months of 2015 or 2014.
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
Inventories reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Metals inventory
Raw ore	$4,215	$4,984
Concentrate and in-process	59,803	48,712
Finished goods	40,493	49,885
Total metals inventory	104,511	103,581
Materials and supplies	22,452	26,726
Total inventory	$126,963	$130,307

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. The Company currently has only one class of shares of capital stock outstanding.
No adjustment was made to reported net loss attributable to common stockholders when calculating diluted loss per share attributable to common stockholders during the three- and nine-month periods ended September 30, 2015, because the effect would have been anti-dilutive. There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 2015 because the Company reported a consolidated net loss attributable to common stockholders and inclusion of these shares would have been anti-dilutive. Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures.
The following table shows the shares that were excluded from the computation of diluted earnings per share, for the three- and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Stock options	6	—	6	—
Nonvested shares	44	—	50	—
Contingently issuable	218	111	218	125
1.875% Convertible debentures, net of tax	22	—	22	—
1.75% Convertible debentures, net of tax	30,413	—	30,413	—
In calculating earnings per share attributable to common stockholders for the three- and nine-month periods ended September 30, 2014, reported consolidated net income attributable to common stockholders was adjusted for interest expense, net of capitalized interest (including amortization expense of deferred debt fees), a related income tax effect and the loss attributable to the noncontrolling interest in computing basic and diluted earnings per share attributable to common stockholders.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three - and nine-month periods ended September 30, 2014, are provided in the following table:

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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2015	Total	Level 1	Level 2	Level 3
Mutual funds	$624	$624	$—	$—
Investments
Federal agency notes	$286,292	$—	$286,292	$—
Commercial paper	$40,052	$—	$40,052	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Mutual funds	$623	$623	$—	$—
Investments
Federal agency notes	$143,139	$—	$143,139	$—
Commercial paper	$108,115	$—	$108,115	$—
The fair value of the mutual funds is based on market prices that are readily available and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets. The balance of the money market funds at September 30, 2015 and December 31, 2014, was $45.9 million and $120.0 million, respectively, and is classified as Level 1. The money market funds are recorded in Cash and cash equivalents on the Company's Consolidated Balance Sheets. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2015, and December 31, 2014, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2015	Total	Level 1	Level 2	Level 3
Marathon mineral properties	$8,560	$—	$—	$8,560
1.875% Convertible debentures	$524	$—	$524	$—
1.75% Convertible debentures	$302,684	$—	$302,684	$—
Long-term investments	$692	$—	$692	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Certain Marathon real estate properties	$754	$—	$—	$754
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$303,108	$—	$303,108	$—
Long-term investments	$896	$—	$896	$—
The Company determined in the second quarter of 2015, that the Marathon mineral properties owned by the Company in northern Ontario, Canada should be considered for impairment. The Company prepared an estimate of fair value and impaired those properties in the second quarter of 2015. An impairment charge of $46.8 million (before-tax) was taken on the Marathon mineral properties, reflecting an estimated fair value of $8.6 million.
The Company used its current trading data to determine the fair value of its $0.5 million of outstanding 1.875% debentures. The Company determined the fair value of the liability component of its $335.15 million and $396.75 million of outstanding 1.75% debentures at September 30, 2015 and December 31, 2014, respectively, by using observable market based information for debt instruments of similar amounts and duration.
The Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon should be considered for impairment. The Company obtained an estimate of fair value and impaired those properties.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at September 30, 2015 and December 31, 2014, was based on market prices for similar assets.

NOTE 16
RELATED PARTIES

At September 30, 2015, Mitsubishi Corporation owned a 25% interest in SCI, which owns Marathon and its related properties located in northern Ontario, Canada. The Company made PGM sales of $15.2 million and $24.9 million to Mitsubishi in the three-month periods ended September 30, 2015 and 2014, respectively, and $38.7 million and $118.7 million, respectively, for the nine-month periods ended September 30, 2015 and 2014, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the information provided in the Company's Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, and is listed on the New York Stock Exchange under the symbol SWC. The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, an extensive trend of platinum group metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. Mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, where they are smelted and partially refined. In addition to the mine concentrates, the Company also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties at the processing complex. A portion of this recycling activity is material the Company’s purchases for its own account; while the remainder is toll processed on behalf of others. After being processed through the Company's processing facilities in Columbus, the final product, a PGM-rich filter cake, is shipped to Johnson Matthey (JM) in New Jersey for final refining and then delivered as finished metal into the Company's account.
As previously disclosed, the Company has set a two-year internal goal to reduce its All-in Sustaining Costs (AISC) (a non-GAAP financial measure defined in more detail below - please see "Reconciliation of Costs of Revenues to Non-GAAP Financial Measures") by approximately $100 per ounce from the 2013 cost levels of $813 per ounce.
THIRD QUARTER 2015 SUMMARY RESULTS
For the third quarter of 2015, the Company reported a consolidated net loss attributable to common stockholders of $11.9 million, or $0.10 per diluted share, as compared to the consolidated net income attributable to common stockholders of $18.1 million, or $0.14 per diluted share, for the third quarter of 2014. During the third quarter of 2015, the Company repurchased $1.7 million principal amount of its 1.875% convertible debentures due 2028 in open market transactions for cash of $1.6 million and $61.6 million principal amount of its 1.75% convertible debentures due 2032 for cash of $59.4 million. The repurchases resulted in a net pre-tax loss of $4.0 million. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion on the repurchase of a portion of the Company's convertible debentures. While the Company's mine production was broadly similar to the third quarter of 2014, results were impacted by lower sales volumes and lower realized prices, which were partially offset by lower costs.
As a result of the deteriorating PGM market environment, the Company reduced its workforce by 159 employees during the third quarter of 2015, primarily consisting of employees located at the Stillwater Mine and Columbus processing facilities, resulting in a $1.7 million charge to earnings. In addition, the Company modified its mine plan to focus on the most profitable mining areas within the Stillwater Mine and continued efforts to maximize production from the East Boulder Mine.
Segment earnings from the Company's mining operations (before income taxes) totaled $2.2 million for the third quarter of 2015, compared to $34.9 million for the same period in 2014. Volumes of mined palladium and platinum sold in the third quarter decreased to 117,300 ounces from 132,400 ounces in the third quarter of 2014. The average combined realized price on sales of mined palladium and platinum was $693 per ounce in the third quarter of 2015, 29.5% lower than the $983 per ounce realized in the third quarter of 2014. Consolidated total cash costs, net of credits, per mined ounce for the Company’s mining operations averaged $465 per ounce in the third quarter of 2015, which was 16.1% lower than the $554 per ounce in the third quarter of 2014, mostly resulting from higher production rates at the East Boulder Mine and labor cost reductions at the Stillwater Mine. (“Total cash costs, net of credits, per mined ounce” is a non-GAAP financial measure further defined below in Reconciliation of Costs of Revenues to Non-GAAP Financial Measures).

Segment earnings from the Company's recycling activities (before income taxes) were $3.3 million in the third quarter of 2015, up from $3.1 million in the third quarter of 2014. Earnings in the recycling segment typically lag corresponding volume processed by approximately two to three months. The share of total recycling ounces toll processed on behalf of others increased relative to recycling ounces purchased for the Company's own account in the third quarter of 2015. Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 161,000 ounces in the third quarter of 2015 from 117,700 ounces in the third quarter of 2014. The higher recycling volumes fed in the second quarter of 2015 resulted in recycling earnings of $3.3 million in the third quarter of 2015, which was a 60.2% increase as compared to earnings of $2.0 million (before income taxes) in the second quarter of 2015. Recycling volumes sold during the third quarter of 2015 totaled 88,800 ounces (including palladium, platinum and rhodium) at an average realization of $881 per ounce, as compared to 101,400 ounces sold during the third quarter of 2014 at an average realization of $1,068 per ounce. In addition, the Company delivered 73,700 recycled tolled ounces during the third quarter of 2015, up from 22,900 recycled tolled ounces delivered in the third quarter of 2014.
The Company's cash and cash equivalents balance was $134.0 million at September 30, 2015, as compared to $222.8 million and $280.3 million at June 30, 2015 and December 31, 2014, respectively. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $460.3 million at September 30, 2015, as compared to $531.2 million and $531.5 million reported at June 30, 2015 and December 31, 2014, respectively. Net working capital (including cash and cash equivalents and highly liquid investments) decreased to $553.1 million at September 30, 2015, from $622.5 million at June 30, 2015 and $619.4 million at December 31, 2014. During the first nine months of 2015, gross working capital in the PGM Recycling segment increased to $65.8 million at September 30, 2015 from $61.5 million at December 31, 2014.
MINING OPERATIONS
Mine production of palladium and platinum totaled 128,100 ounces for the third quarter of 2015, an increase of 4.1% from the 123,000 ounces produced in the third quarter of 2014. Production increased slightly from the 127,000 ounces produced during the second quarter of 2015.
The Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before income taxes). The table below illustrates the effect of applying these credits to the average cash costs per mined ounce for the combined Montana mining operations, (details for the individual mines follow later in the discussion). The reduction in total cash costs per ounce is largely attributable to a 22.5% reduction in cash costs at the Stillwater Mine and a 10.8% increase in production from the East Boulder Mine in the third quarter of 2015 when compared to third quarter of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Costs Per Mined Ounce Combined Montana Mining Operations	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$465	$554	$511	$557
By-Product Revenue Credit	39	56	48	59
PGM Recycling Income Credit	25	25	19	24
Total Cash Costs per Mined Ounce before Credits *	$529	$635	$578	$640
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.
For assessing the overall operating efficiency of the Company's Montana operations, the Company utilizes a comprehensive non-GAAP financial measure, All-in Sustaining Costs per mined ounce. This metric is an indication of the total cash capital and operating cost per ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the third quarter of 2015, all-in sustaining costs averaged $677 per ounce, compared to $837 per ounce in the third quarter of 2014, reflecting lower total cash costs, lower corporate costs and lower capital spending incurred to sustain operations during the third quarter of 2015. For a more complete discussion of this measure, see -- "Reconciliation of Costs of Revenues to Non-GAAP Financial Measures."

Stillwater Mine
At the Stillwater Mine, palladium and platinum production third quarter of 2015 totaled 77,000 ounces, in line with the 76,900 ounces produced in the third quarter of 2014. Ore grade averaged approximately 0.46 combined ounces of palladium and platinum per ton in the quarter ended September 30, 2015, as compared to 0.48 ounces per ton in the quarter ended September 30, 2014. Mined ore and subgrade (i.e., reef waste) volumes fed to the Stillwater Mine concentrator during the third quarter of 2015 totaled 181,900 tons, an increase of 3.4% over the 175,900 tons fed in the same quarter of 2014.
The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per mined ounce at the Stillwater Mine:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Costs Per Mined Ounce - Stillwater Mine	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$441	$570	$507	$550
By-Product Revenue Credit	34	50	43	51
PGM Recycling Income Credit	25	25	19	24
Total Cash Costs per Mined Ounce before Credits *	$500	$645	$569	$625
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.
Stillwater Mine’s total cash costs per mined ounce, net of credits (a non-GAAP financial measure), decreased by 22.5% in the third quarter of 2015 compared with the same period in 2014. The lower costs for the third quarter of 2015 are principally the result of a reduced labor force at the Stillwater Mine as well as other cost saving initiatives.
Capital expenditures at the Stillwater Mine totaled $20.9 million for the third quarter of 2015, including $6.0 million for the Blitz development. This compares to the $26.8 million of capital expenditures at the Stillwater Mine during the third quarter of 2014, of which $4.9 million was for the Blitz development. The reduction in capital expenditures was primarily due to reduced infrastructure spending in the mine. Primary and secondary development footages for the third quarter of 2015 decreased relative to the comparable footages for the third quarter of 2014, with primary and secondary development together advancing approximately 12,200 feet in the third quarter of 2015 and 15,600 feet in the third quarter of 2014. Diamond drilling footage decreased for the third quarter of 2015, totaling approximately 85,600 feet, compared to 91,500 feet drilled in the third quarter of 2014. Ongoing mine development efforts, including diamond drilling, are part of a continuing effort to maintain the developed state of the mine.
East Boulder Mine
Mine production at the East Boulder Mine was 51,100 combined ounces of palladium and platinum for the third quarter of 2015, an increase of 10.8% from 46,100 ounces produced in the third quarter of 2014. Mined ore and subgrade (i.e., reef waste) volumes fed to the East Boulder Mine concentrator during the third quarter of 2015 increased to 154,400 tons from 136,100 tons in the third quarter of 2014, reflecting the Graham Creek development area coming on-line and the benefit of adding an extra crew at the East Boulder mill in late 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Costs Per Mined Ounce - East Boulder Mine	2015	2014	2015	2014
Reported Total Cash Costs per Mined Ounce net of Credits *	$500	$527	$517	$572
By-Product Revenue Credit	47	68	57	72
PGM Recycling Income Credit	26	25	20	24
Total Cash Costs per Mined Ounce before Credits *	$573	$620	$594	$668
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.

Total cash costs per mined ounce, net of credits, (a non-GAAP financial measure) for the third quarter of 2015 decreased approximately 7.6% from the same period in 2014. The improvement in cash costs per ounce reflects the increased mine output, offset in part by a 4% contractual hourly workforce wage increase that took effect at the beginning of 2015.
Capital expenditures at the East Boulder Mine totaled $3.7 million in the third quarter of 2015, as compared to $8.7 million in the third quarter of 2014 due to higher levels of infrastructure spend in the third quarter of 2014. Actual primary and secondary development advanced approximately 5,100 feet during the third quarter of 2015 while the comparable development advance in the third quarter of 2014 was 5,400 feet. Diamond drilling footage for the third quarter of 2015 totaled approximately 47,700 feet compared to the 53,200 feet drilled in the third quarter of 2014.

PGM RECYCLING SEGMENT
Volumes of recycling materials processed through the smelter increased 21.4% during the third quarter of 2015 to 22.7 tons per day of furnace feed from the 18.7 tons per day in the third quarter of 2014. PGM loadings in the fed material in the third quarter of 2015 increased 36.8% to 161,000 ounces of palladium, platinum and rhodium compared to 117,700 ounces in the third quarter of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average tons of catalyst fed per day	22.7	18.7	21.9	18.7
Total tons processed	2,087	1,717	5,987	5,100
Tolled tons	794	309	2,420	804
Purchased tons	1,293	1,408	3,567	4,296
PGM ounces fed	161,000	117,700	421,300	353,500
PGM ounces sold	88,800	101,400	231,500	296,400
PGM tolled ounces returned	73,700	22,900	150,300	53,900
During the third quarter of 2015, the Company earned $3.3 million in income (before income taxes) from its PGM Recycling operations on revenues of $82.0 million. For the third quarter of 2014, the recycling operations earned $3.1 million in income on revenues of $109.5 million. Earnings during the third quarter of 2015 were 65% higher than the $2.0 million earned in the second quarter of 2015.
For the third quarter of 2015, PGM Recycling revenues decreased by 25.1% compared to the same period in 2014. The cost of metals sold from the PGM Recycling segment was $78.9 million in the third quarter of 2015, as compared to $106.8 million in the third quarter of 2014, a decrease of 26.1%. A majority of the cost of metals sold from recycling in each period is attributable to the cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate cost of metals sold from the PGM Recycling segment is driven mostly by the value of the PGMs in the materials purchased by the Company. Tolling revenues increased by 267% in the third quarter of 2015 to $2.2 million, as compared to $0.6 million in the third quarter of 2014, reflecting the continuing change in product mix for the recycling business.
Sold ounces of recycled PGMs decreased by 12.4% to 88,800 ounces in the third quarter of 2015 from 101,400 ounces in the third quarter of 2014. The combined average recycling sales realization (including palladium, platinum and rhodium) was $881 per sold ounce in the third quarter of 2015, down from $1,068 per sold ounce in the same quarter of 2014. In addition, the Company delivered 73,700 recycled tolled ounces during the third quarter of 2015, up from 22,900 recycled tolled ounces delivered in the third quarter of 2014. A total of 162,500 combined ounces were delivered to customers in the third quarter of 2015, as compared to 124,300 ounces delivered in the third quarter of 2014.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling materials held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have little effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of materials available in the market also may rise or fall, which can affect the total profitability of the Company's recycling activities. On average, it takes two to three months from the date of receipt to process and deliver metal from purchased lots of recycling materials.
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against materials in transit to the Company's processing facilities, and payments for materials in process. Outstanding advances for general working capital and materials in transit not backed up by inventory physically in the Company’s possession totaled $4.9 million at September 30, 2015, as compared to $5.0 million and $7.3 million at June 30, 2015 and December 31, 2014, respectively. In addition, recycling segment materials physically in inventory totaled $60.9 million at September 30, 2015, as compared to $60.1 million and $54.3 million at June 30, 2015 and December 31, 2014, respectively. In total, net working capital in the recycling segment increased to $65.8 million at September 30, 2015, as compared to $65.1 million and $61.5 million at June 30, 2015 and December 31, 2014, respectively.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef in Montana. This development includes constructing underground and surface access to an area extending approximately 23,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 5000 East level, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 8,900 feet. In the first half of 2015, the TBM advance was slowed by poor ground conditions however, the TBM has now progressed through this unstable area and its rate of advance has significantly increased.
A second, parallel underground heading at Blitz, the 5600 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 13,200 feet of ramp and infrastructure development has been completed along the 5600 East heading to date. Development continues on schedule along this heading and has not been held up by the type of ground conditions the TBM has faced.
The permitting process for the proposed Benbow access portal was completed in the third quarter of 2015, ahead of schedule. The Benbow access portal to be developed at the far end of the two primary Blitz tunnels, is designed to intersect the two tunnels from the surface, and will provide ventilation and emergency egress for the Blitz development area. The construction of the surface facilities has now commenced.
The Blitz development began in late 2010, and to date, the Company has spent approximately $72.8 million (net of capitalized interest and capitalized depreciation) of an estimated $205 million of capitalized expenditures for Blitz infrastructure. Once the Blitz development is completed and mining commences, it is intended to replace declining production from the Stillwater Mine in the medium term and to contribute future growth to annual palladium and platinum production rates from the Stillwater complex over the longer term.
In addition to the Company's Montana operations, the Company held a 75% interest in Marathon, an undeveloped PGM-copper property situated near the north shore of Lake Superior in the province of Ontario, Canada at the end of the third quarter of 2015. Administrative costs at Marathon for the third quarters of 2015 and 2014 totaled $0.3 million and $0.8 million, respectively, on a 100% ownership basis. Exploration expense at Marathon totaled approximately $0.3 million in each of the third quarters of 2015 and 2014, on a 100% ownership basis. In the third quarter of 2015, the Company entered into an agreement with Mitsubishi to purchase Mitsubishi's 25% interest in the Marathon PGM-copper project and related properties for a total cash consideration of $5.2 million. The total cash consideration is comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by SCI at October 16, 2015. The transaction closed subsequent to the end of the third quarter on October 26, 2015. While a modest exploration program continues at Marathon, development plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets.
The Company also owns Altar, an exploration-stage property in the San Juan province of Argentina where drilling has demonstrated the presence of a large copper-gold porphyry deposit. Cash carrying costs at Altar totaled approximately $0.3 million in the third quarter of 2015, including administrative costs of less than $0.1 million and exploration expense of approximately $0.2 million. For the third quarter of 2014 cash carrying costs totaled $0.4 million, including less than $0.1 million in administrative costs and approximately $0.3 million of exploration expense.

CAPITAL EXPENDITURES
The Company incurred cash capital expenditures of $25.2 million during the third quarter of 2015 and $83.4 million for the first nine months of 2015. This compares to consolidated capital cash expenditures of $33.3 million in the third quarter of 2014 and $87.0 million during the first nine months of 2014.

Capital Expenditures	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Sustaining capital:
Stillwater Mine	$11,978	$15,558	$43,560	$44,228
East Boulder Mine	3,121	5,974	11,115	13,731
Processing and Other	433	1,035	1,691	2,490
Total sustaining capital	$15,532	$22,567	$56,366	$60,449
Project capital:
Blitz	$8,338	$7,245	$18,931	$16,413
Graham Creek	—	421	—	1,585
Hertzler Tailings Expansion	2,322	3,434	5,940	7,708
Other	950	2,878	7,082	7,540
Total project capital	$11,610	$13,978	$31,953	$33,246
Total U.S. capital expenditures	$27,142	$36,545	$88,319	$93,695
Foreign capital expenditures	—	2	46	2
Non-cash capitalized interest / depreciation	(2,360)	(2,293)	(6,756)	(6,228)
Change in accounts payables for capital expenditures	386	(996)	1,777	(431)
Cash capital spend for the period	$25,168	$33,258	$83,386	$87,038

SUPPLY AND DEMAND COMMENTARY FOR PGM MARKETS
The following discussion reflects management’s assessment of the recent state of the PGM markets, based on discussion with industry analysts and the Company’s own observations of market dynamics. There can be no assurance that the Company’s conclusions reflect a complete or accurate picture of supply and demand trends or other market considerations. However, management’s view of market conditions and the outlook for PGM supply and demand may influence its decisions on mining activities, future acquisitions, expansions or divestitures, capital investment, financing, hiring and various other factors.
The primary suppliers of PGMs worldwide are limited to a few large producers in South Africa and Zimbabwe, significant PGM by-product output from Norilsk Nickel in Russia, plus output from the Company’s operations in Montana and a few mostly by-product producers in Canada.
It is estimated by Johnson Matthey (JM) that 76% of palladium demand and 44% of platinum demand will come from the automotive catalyst market in 2015 (net of investment supply and demand), a percentage that has steadily grown over recent years for both metals. During the first nine months of 2015, the automotive market was strong across all major regions.
Both the U.S. and European car markets remained strong during the third quarter 2015. U.S. sales accelerated to the fastest pace in more than a decade, climbing to a seasonally adjusted annual rate of 18.17 million vehicles according to Autodata Corp. Automobile sales in Europe through August also are up 8.6% to 9.38 million units from the same period in 2014.
The passenger vehicle market in China rebounded in September 2015 after a three month slump, as sales improved 2.1% to 17.1 million units for the first nine months of the year. China sales are expected to be boosted by a recent announcement from China’s State Council to reduce the purchase tax on small cars from 10% to 5% for the fourth quarter of 2015 and for 2016.

During the third quarter of 2015, the price for platinum continued its downward trend, finishing the quarter at a six-year low of $908 per ounce. However, platinum prices have improved since the end of the third quarter of 2015. After trading well above the price of gold from mid-2013 through most of 2014, the platinum price has trailed gold throughout 2015. Several factors have impacted the price decline. First, the relative strength of the U.S. dollar against the euro and other foreign currencies during the first half of the year has put downward pressure on nearly all commodity prices. Also, the corresponding weakness of the South African rand translates into higher prices for platinum in the local currency, taking pressure off of the South African producers' balance sheets. Recently, Volkswagen admitted it installed software in diesel vehicles that activated certain emissions controls only during emissions testing. The Volkswagen admission and the announcement by France that it will increase its diesel fuel tax may result in consumers switching from diesel to gasoline. Platinum is primarily used in diesel-fueled engines, while palladium is used in gasoline engines. With these recent announcements, the premium for platinum prices over palladium prices has fallen to its lowest amount in 13 years.
The price of palladium decreased 2.3% over the third quarter of 2015 to close at $661 on September 30, 2015. After hitting a two-year low during the third quarter of 2015, the price of palladium at the end of the third quarter recovered 9.8% from the low during the quarter and upward momentum continued into October 2015.
Annual world-wide platinum and palladium supply is driven by a combination of current mine production, recycling and draw-down of existing platinum and palladium stocks held by governments and financial investors. The prices of these metals are volatile and are affected by numerous factors, including, but not limited to, the sale or purchase of the metals by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies (particularly the South African rand and Russian ruble), changes in global and regional demand and political and economic conditions throughout the world. The price of palladium is thought to be more closely tied to industrial demand and the rate of underlying world economic growth, particularly in automotive production.
SALES AND CUSTOMERS
As previously disclosed, the Company and JM entered into a five-year PGM supply agreement and a refining agreement during 2014. The supply agreement gives JM the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (with the exception of platinum sales under the Company’s sales agreement with Tiffany & Co.) and the right to bid for any recycling volumes that the Company has available.
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
During the third quarter of 2015, JM purchased all of the Company's mined PGM production (excluding the platinum ounces delivered under a separate agreement with Tiffany & Co.).

STRATEGIC CONSIDERATIONS
The following discussion of corporate strategic efforts is intended to update matters discussed in previous filings. For a discussion of the Company's strategic decisions regarding exploration and development and capital expenditures, see the previous sections of this Item 2 entitled Exploration and Development and Capital Expenditures.
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
The Company's overall incidence rate per 200,000 man hours for its Montana operations, (excluding contractors) for the first nine months of 2015 was 2.95, having favorably declined by 6.0% from the comparable period of 2014. For further detail, see Exhibit 95 - Mine Safety Disclosures, which is included as an exhibit to this filing.
The Company continues to focus on environmental excellence and works closely with governmental agencies and the local communities to ensure its strict compliance with environmental regulations and address its neighbors' environmental concerns. Beginning in 2014, the Company invested in the installation of underdrains on its East Boulder Mine tailings facilities embankment, in an effort to capture and treat meteorological water that was infiltrating through the embankment and increasing the nitrate levels observed in the adjacent groundwater. The elevated groundwater nitrate levels are the result of explosives residue containing nitrogen, within the waste rock from the mines, which was then being solubilized and mobilized via the meteorological water. As part of the effort to reduce the groundwater nitrate levels and due to lower solubility levels, the Company had switched its blasting agent from ammonium nitrate-fuel oil (ANFO) to stick powder, at substantial additional costs, when these conditions were initially observed. However, based on the observed success of the installed underdrain system at the East Boulder Mine, which now allows for the capture and treatment of the infiltrated meteorological water, the Company recently made the switch back to ANFO as its primary blasting agent, at a substantial cost savings.
Cost containment remains a key focus throughout the Company's operations. The Company utilizes a non-GAAP financial measure of overall cost efficiency, All-in Sustaining Costs (AISC), to assess the performance of its Montana operations. (see the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC). For the three-months ended September 30, 2015, the Company's AISC averaged $677 per ounce, as compared to $837 per ounce in the third quarter of 2014.
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees located at the Stillwater Mine and the Company's processing facilities in Columbus, expired on June 12, 2015. Following the expiration of this agreement, employees located at these sites voted twice, and twice rejected, a tentative labor agreement reached on May 27, 2015 that was recommended by the United Steel Workers (USW) International Union Local 11-0001. Following the votes, employees continued to work under the terms of the previously expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse and that it would implement its last, best and final contract offer, which was the same agreement previously rejected by the represented employees. The Company implemented the new agreement on September 1, 2015, which included:

•	no increase in base wages for each of the first two years of the agreement; and

•	simplification of the incentive program and the introduction of metrics in the incentive program that align employee activities and shareholder outcomes
The second collective bargaining agreement, covering employees at the East Boulder Mine, expires on December 31, 2015.
The Company's total workforce at September 30, 2015, was comprised of 1,442 employees, including 1,432 located in Montana and Colorado and 10 located in Canada and South America. This compares to 1,641 employees at September 30, 2014, of which 1,628 were Montana-based and 13 were located in Canada and South America.
Capital and exploration expenditures remain scaled back at Marathon and Altar in 2015, pending appropriate opportunities to realize value from those assets. In the existing Montana operations, the developed state of the mines is now sufficiently advanced that development spending can be reduced in some areas of the mines. Company-wide capital expenditures through the first nine months of 2015 totaled $83.4 million.
The Company seeks to maintain significant balance-sheet liquidity on hand in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. The Company's liquidity at September 30, 2015 totaled $460.3 million, including cash and cash equivalents of $134.0 million and highly liquid investments of $326.3 million. The Company also has approximately $53.5 million of borrowing capacity available under its revolving line of credit. Total principal outstanding (before discounts) under the Company's long-term convertible debt obligations at September 30, 2015, totaled $335.7 million.

The Company continues to evaluate options to maximize shareholder value and the long-term health of its business, particularly in light of volatility in commodity prices. The Company regularly considers the deployment of cash for acquisitions, internal growth projects, dividends, buyback of outstanding convertible debentures and share repurchases. The Board has authorized management to repurchase a portion of the Company's outstanding convertible debentures when market conditions are appropriate. In the third quarter of 2015, the Company repurchased $61.6 million principal amount of its 1.75% convertible debentures due 2032 in open market transactions for $59.4 million in cash and $1.7 million principal amount of its 1.875% convertible debentures due 2028 for $1.6 million in cash. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion on the repurchase of a portion of the Company's convertible debentures. During the third quarter of 2015 the Company also incurred $1.7 million of reorganization costs.
Based on the current PGM market environment, the Company reduced its total workforce by 159 employees during the third quarter of 2015, primarily consisting of employees located at the Stillwater Mine and Columbus processing facilities, which will result in annual savings of $10 to $12 million. In addition, the Company further modified its mine plan in an effort to focus on the most profitable mining areas within the Stillwater Mine and continue to maximize production from the East Boulder Mine.
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

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended September 30, 2015 and 2014
The Company’s total revenues decreased by 33.2% to $168.4 million in the third quarter of 2015 compared to $252.1 million for the third quarter of 2014. The following analysis provides comparative detail for key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2015	2014	(Decrease)	Change
Revenues	$168,441	$252,066	$(83,625)	(33.2)%
Ounces Sold:
Mine Production:
Palladium (oz.)	92	103	(11)	(10.7)%
Platinum (oz.)	25	29	(4)	(13.8)%
Total	117	132	(15)	(11.4)%
PGM Recycling: (1)
Palladium (oz.)	53	58	(5)	(8.6)%
Platinum (oz.)	30	36	(6)	(16.7)%
Rhodium (oz.)	6	7	(1)	(14.3)%
Total	89	101	(12)	(11.9)%
Other: (5)
Palladium (oz.)	—	6	(6)	(100.0)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	3	—	—
Silver (oz.)	2	2	—	—
Copper (lb.)	221	173	48	27.7%
Nickel (lb.)	342	289	53	18.3%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$611	$859	$(248)	(28.9)%
Platinum ($/oz.)	$987	$1,421	$(434)	(30.5)%
Combined ($/oz.) (4)	$693	$983	$(290)	(29.5)%
PGM Recycling: (1)
Palladium ($/oz.)	$737	$821	$(84)	(10.2)%
Platinum ($/oz.)	$1,111	$1,453	$(342)	(23.5)%
Rhodium ($/oz.)	$1,027	$1,078	$(51)	(4.7)%
Combined ($/oz.) (4)	$881	$1,068	$(187)	(17.5)%
Other: (5)
Palladium ($/oz.)	$—	$882	$(882)	(100.0)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$808	$1,320	$(512)	(38.8)%
Gold ($/oz.)	$1,136	$1,266	$(130)	(10.3)%
Silver ($/oz.)	$15	$19	$(4)	(21.1)%
Copper ($/lb.)	$2.20	$2.96	$(0.76)	(25.7)%
Nickel ($/lb.)	$2.92	$6.79	$(3.87)	(57.0)%
Average market price per ounce (3)
Palladium ($/oz.)	$617	$863	$(246)	(28.5)%
Platinum ($/oz.)	$987	$1,435	$(448)	(31.2)%
Combined ($/oz.) (4)	$698	$989	$(291)	(29.4)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $86.4 million and $137.1 million during the third quarters of 2015 and 2014, respectively. The decrease in Mine Production revenues reflects both lower volumes sold and lower average realized prices in the third quarter of 2015, as compared to the third quarter of 2014. An inventory build of mined ounces in the third quarter of 2015 resulted in less mined ounces sold in the quarter than produced in the quarter. The Company expects to see this build up of inventory sold in the fourth quarter of 2015.
The costs of metals sold from Mine Production totaled $69.0 million for the third quarter of 2015, compared to $85.2 million for the third quarter of 2014, a decrease of 19.0%. Royalties and severance taxes on the lower sales ounces contributed to the decrease in cost of metals sold.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 161,000 ounces in the third quarter of 2015 from 117,700 ounces in the third quarter of 2014. Total sales revenues from PGM Recycling of $82.0 million in the third quarter of 2015 were down 25.1% from the $109.5 million reported for the third quarter of 2014. Tolling revenues in the third quarter of 2015 rose to $2.2 million on 73,700 tolled ounces of palladium, platinum and rhodium processed and returned to customers, compared to $0.6 million on 22,900 ounces processed and returned to customers in the third quarter of 2014. However, revenues from sales of purchased recycling materials declined 28.1% in the third quarter of 2015 to $78.3 million on 88,800 ounces of palladium, platinum and rhodium sold, from $108.9 million on 101,400 ounces sold in the third quarter of 2014. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium decreased to $881 per ounce in the third quarter of 2015, compared to $1,068 per ounce realized in the third quarter of 2014.
The costs of metals sold from PGM Recycling totaled $78.9 million in the third quarter of 2015, compared to $106.8 million in the third quarter of 2014, a decrease of 26.1%. This decrease was mainly due to the decrease in the total cost of acquiring recycling material for processing as well as a lower volumes of purchased material.
In addition to Mine Production and PGM Recycling metal sales, on occasion the Company will acquire metal in the open market and simultaneously resell it to third parties. There were no open market purchases or sales during the third quarter of 2015. For the third quarter of 2014, the Company recognized other revenues of $5.3 million for metal acquired in the open market and simultaneously resold to third parties. The cost of metals sold in the open market for the third quarter of 2014 totaled $5.3 million.

Mining operations PGM ounce production for the third quarters of 2015 and 2014 is shown in the following table:

	Three Months Ended
	September 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2015	17,700	59,300	77,000
2014	17,500	59,400	76,900
Percentage change	1.1%	(0.2)%	0.1%
East Boulder Mine
2015	11,400	39,700	51,100
2014	10,300	35,800	46,100
Percentage change	10.7%	10.9%	10.8%
Totals
2015	29,100	99,000	128,100
2014	27,800	95,200	123,000
Percentage change	4.7%	4.0%	4.1%
The Company's corporate general and administrative costs decreased by approximately $1.2 million to $8.9 million in the third quarter of 2015 from $10.1 million for the same period of 2014. During the third quarter of 2015, the Company incurred $1.7 million of reorganization costs.
Total interest income for the third quarter of 2015 decreased to $0.8 million from $0.9 million in the corresponding quarter of 2014, mostly reflecting lower financing income on recycling balances in 2015. Interest expense in the third quarters of 2015 and 2014 was $5.1 million and $6.0 million, respectively, net of capitalized interest of $1.5 million and $1.4 million, respectively.

Comparison of Nine-Month Periods Ended September 30, 2015 and 2014
The Company’s total revenues decreased by 23.2% to $554.3 million in the first nine months of 2015 compared to $721.5 million in the first nine months of 2014. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Nine Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2015	2014	(Decrease)	Change
Revenues	$554,345	$721,452	$(167,107)	(23.2)%
Ounces Sold:
Mine Production:
Palladium (oz.)	302	315	(13)	(4.1)%
Platinum (oz.)	85	93	(8)	(8.6)%
Total	387	408	(21)	(5.1)%
PGM Recycling: (1)
Palladium (oz.)	137	171	(34)	(19.9)%
Platinum (oz.)	78	103	(25)	(24.3)%
Rhodium (oz.)	17	22	(5)	(22.7)%
Total	232	296	(64)	(21.6)%
Other: (5)
Palladium (oz.)	—	6	(6)	(100)%
By-products from Mine Production: (2)
Rhodium (oz.)	3	3	—	—
Gold (oz.)	8	8	—	—
Silver (oz.)	5	5	—	—
Copper (lb.)	744	655	89	13.6%
Nickel (lb.)	1,131	1,066	65	6.1%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$723	$809	$(86)	(10.6)%
Platinum ($/oz.)	$1,107	$1,435	$(328)	(22.9)%
Combined ($/oz.) (4)	$807	$951	$(144)	(15.1)%
PGM Recycling: (1)
Palladium ($/oz.)	$771	$768	$3	0.4%
Platinum ($/oz.)	$1,181	$1,431	$(250)	(17.5)%
Rhodium ($/oz.)	$1,130	$1,019	$111	10.9%
Combined ($/oz.) (4)	$935	$1,018	$(83)	(8.2)%
Other: (5)
Palladium ($/oz.)	$—	$882	$(882)	(100.0)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,020	$1,167	$(147)	(12.6)%
Gold ($/oz.)	$1,181	$1,284	$(103)	(8.0)%
Silver ($/oz.)	$16	$20	$(4)	(20.0)%
Copper ($/lb.)	$2.42	$2.95	$(0.53)	(18.0)%
Nickel ($/lb.)	$4.20	$6.83	$(2.63)	(38.5)%
Average market price per ounce (3)
Palladium ($/oz.)	$719	$808	$(89)	(11.0)%
Platinum ($/oz.)	$1,100	$1,437	$(337)	(23.5)%
Combined ($/oz.) (4)	$802	$951	$(149)	(15.7)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
For the first nine months of 2015, net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $331.1 million, a decrease of 19.2% compared to $410.0 million in the first nine months of 2014. This decrease in Mine Production revenues reflects lower realized PGM prices in the first nine months of 2015 as compared to the first nine months of 2014, as well as reduced sales volumes in 2015.
The cost of metals sold from Mine Production totaled $229.7 million in the first nine months of 2015, compared to $252.7 million in the first nine months of 2014, a decrease of 9.1%, driven largely by lower royalties and severance taxes on the lower volumes of ounces sold, as well as overall lower utilities and maintenance costs.
Revenues from PGM Recycling reflected a decrease of 27.1% during the first nine months of 2015, to $223.0 million from $305.8 million in the first nine months of 2014. Recycling ounces sold during the first nine months of 2015 totaled 231,500 ounces, a decrease of 21.9% compared to the 296,400 ounces sold in the first nine months of 2014. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $935 per ounce in the first nine months of 2015 from $1,018 per ounce in the first nine months of 2014. The decrease in recycling earnings during the first nine months of 2015 is attributable to several factors, including a weak market in the first nine months of 2015 due to lower commodity prices and the draw-down of inventories in the first nine months of 2014 contributing to higher ounces sold.
Overall, recycling costs of metals sold decreased by 27.4% to $216.1 million in the first nine months of 2015 from $297.8 million in the first nine months of 2014, mostly the result of lower volumes of ounces sold and lower PGM prices.
In addition to Mine Production and PGM Recycling metal sales, on occasion the Company will acquire metal in the open market and simultaneously resell it to third parties. There were no open market purchases or sales in the first nine months of 2015. For the first nine months of 2014, the Company recognized other revenues of $5.3 million for metal acquired in the open market and simultaneously resold to third parties. The cost of metals sold in the open market for the first nine months of 2014 totaled $5.3 million.
During the first nine months of 2015, the Company’s mining operations produced 388,400 ounces of PGMs, compared to 380,100 ounces in 2014 as shown in the following table:

	Nine Months Ended
	September 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2015	54,500	183,000	237,500
2014	57,600	193,000	250,600
Percentage change	(5.4)%	(5.2)%	(5.2)%
East Boulder Mine
2015	33,400	117,500	150,900
2014	28,800	100,700	129,500
Percentage change	16.0%	16.7%	16.5%
Totals
2015	87,900	300,500	388,400
2014	86,400	293,700	380,100
Percentage change	1.7%	2.3%	2.2%

General and administrative costs decreased to $27.7 million in the first nine months of 2015, from $28.0 million in the first nine months of 2014, a decrease of approximately 1.1%. In the first nine months of 2015, the Company incurred $1.7 million of reorganization costs compared to $6.0 million in the same period in 2014. The Company recognized $2.7 million in exploration expenses primarily related to its mineral properties in Canada and South America in the first nine months of 2015, compared to $2.4 million in the first nine months of 2014.
During the first nine months of 2015, the Company recorded a net foreign currency transaction gain of $0.1 million, compared to a net gain of $5.4 million in the first nine months of 2014. Essentially all of these net gains related to the re-measurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. During 2015, the rate of Argentine peso inflation has declined significantly, reducing the Company's currency gains. The gain in 2014 was a result of the strength of the U.S. dollar relative to a rapidly depreciating Argentine peso. The gains reflect the impact of a high inflation rate in Argentina as the deferred tax obligation is remeasured from Argentine pesos into U.S. dollars.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $75.7 million and $131.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from its mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The reported net cash provided from operating activities for the first nine months of 2015 reflected lower realized PGM prices and lower PGM sales ounces from mining activity along with weaker recycling earnings offset by lower cash costs per mined ounce.
Changes in the cash costs and revenues per ounce of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at September 30, 2015, a 10% reduction in annual mined production due to grade would reduce annual cash flow from operations by an estimated $33.9 million.
Net cash used in investing activities for the nine-month period ended September 30, 2015, was approximately $159.5 million, comprised of $83.4 million of cash capital expenditures, $76.5 million of net purchases of short-term investments and proceeds of $0.4 million from the disposal of property, plant and equipment. For the nine-month period ended September 30, 2014, net cash used by investing activities was $130.2 million, comprised of $87.0 million of cash capital expenditures and approximately $43.5 million of net purchases of short-term investments offset by approximately $0.3 million in proceeds from disposal of property, plant and equipment.
Net cash used in financing activities in the nine-month period ended September 30, 2015, was $62.5 million, mostly comprised of repurchasing of portions of the Company's convertible debt and principal payments on capital leases. Financing activities in 2015 included the repurchase of $61.6 million principal amount of the 1.75% Senior notes due 2032 and $1.7 million principal amount of the 1.875% Senior notes due 2028 for total consideration of $61.0 million. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion of the repurchase of a portion of the Company's convertible debentures. For the nine-month period ended September 30, 2014, the net cash used in financing activities was $30.5 million reflecting the redemption of the 8% Exempt Facility Revenue Bonds, offset in part by $1.0 million of cash received from stock option exercises.
At September 30, 2015, the Company’s cash and cash equivalents balance was $134.0 million, compared to $280.3 million at December 31, 2014. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity was $460.3 million at September 30, 2015, a decrease of $71.2 million from $531.5 million at December 31, 2014 largely reflecting the repurchase of the 1.75% and 1.875% convertible debentures. The September 30, 2015, cash and liquidity balances include $17.1 million of cash held in Canada that is dedicated as funding for Marathon (and other related properties) and is not available to the Company for its general corporate purposes. Net working capital (including cash and cash equivalents and highly liquid investments) was $553.1 million at September 30, 2015, as compared to $619.4 million at December 31, 2014.

Outstanding balance sheet debt (current and long-term debt and capital leases) reported at September 30, 2015, was approximately $255.9 million, down from the $296.2 million at December 31, 2014; the decrease was primarily related to the repurchase of a portion of the Company's 1.875% and 1.75% convertible debentures, which was partially offset by the accretion of the equity component on the Company's outstanding convertible debentures. The Company’s total principal debt includes approximately $254.2 million of 1.75% convertible debentures, $0.5 million of 1.875% convertible debentures, less than $0.1 million of financing for a land purchase in 2012 and $1.1 million due under a capital lease. The $254.2 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount originally borrowed was $396.75 million. The total gross principal outstanding (before discounts) under the Company's long-term convertible debt obligations was $335.7 million at September 30, 2015.
The Company expects to make cash payments of $2.9 million for interest during the remaining three months of 2015 related to its outstanding debt obligations. The Company made cash payments for interest of $4.0 million for the nine-month period ended September 30, 2015, compared to $4.9 million for the same period of 2014.
The Company has in place a $125.0 million asset-backed revolving credit facility with a group of banks. Net available capacity under the borrowing base was approximately $53.5 million at September 30, 2015, after taking into account $17.5 million utilized for undrawn irrevocable letters of credit under the facility, which reduce available borrowing capacity on a dollar-for-dollar basis.
CONTRACTUAL OBLIGATIONS
The Company's contractual obligations at September 30, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations" of the Company's Form 10-K, filed with the Securities and Exchange Commission on February 20, 2015.
During the third quarter of 2015, the Company repurchased $1.7 million principal amount of its 1.875% convertible debentures due 2028 in open market transactions for cash of $1.6 million and $61.6 million principal amount of its 1.75% convertible debentures due 2032 for cash of $59.4 million. The total outstanding convertible debentures obligation (excluding debt discounts) was $335.7 million at September 30, 2015. Refer to "Note 8 - Debt and Capital Lease Obligations," in the consolidated financial statements for a more complete discussion on the repurchase of a portion of the Company's convertible debentures.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “hopes,” “estimates,” “forecasts,” “predicts,” “projects,” “future,” “opportunity,” “likely,” “should,” “will,” “will continue,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of our operations; strengthening financial and operating performance; managing the business through volatile metal prices; estimated 2015 production, cash costs per mined ounce, AISC, general and administrative expenses, exploration expense and capital expenditures; potential liabilities and the usefulness of non-GAAP financial measures. The forward-looking statements in this report are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s Form 10-K (on file with the United States Securities and Exchange Commission, and available on the Company’s website at www.stillwatermining.com).
The Company intends that the forward-looking statements contained in this report be subject to the above-mentioned statutory safe harbors. Investors are cautioned that forward-looking statements are not guarantees of future performance and that actual results of performance may be materially different from those expressed or implied in the forward-looking statements. Investors should not to rely on forward-looking statements. The forward-looking statements in this report speak only as of the filing date of this report. Although the Company may from time to time voluntarily update its forward-looking statements, the Company disclaims any obligation to update forward-looking statements, except as required by applicable securities laws.

CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except where noted)	2015	2014	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	99	95	300	294
Platinum	29	28	88	86
Total	128	123	388	380
Tons milled	300	281	907	845
Mill head grade (ounce per ton)	0.45	0.47	0.45	0.48
Sub-grade tons milled (1)	33	27	88	61
Sub-grade tons mill head grade (ounce per ton)	0.14	0.14	0.15	0.16
Total tons milled (1)	333	308	995	906
Combined mill head grade (ounce per ton)	0.42	0.44	0.43	0.46
Total mill recovery (%)	92	92	92	92
Total mine concentrate shipped (tons) (3)	7,716	6,997	23,738	21,201
Platinum grade in concentrate (ounce per ton) (3)	3.93	4.11	3.89	4.44
Palladium grade in concentrate (ounce per ton) (3)	13.18	13.95	13.05	14.59
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$465	$554	$511	$557
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$179	$221	$199	$234
Stillwater Mine:
Ounces produced
Palladium	60	59	183	193
Platinum	17	18	54	58
Total	77	77	237	251
Tons milled	160	161	500	506
Mill head grade (ounce per ton)	0.50	0.51	0.49	0.53
Sub-grade tons milled (1)	22	15	57	28
Sub-grade tons mill head grade (ounce per ton)	0.16	0.18	0.18	0.22
Total tons milled (1)	182	176	557	534
Combined mill head grade (ounce per ton)	0.46	0.48	0.46	0.51
Total mill recovery (%)	92	92	93	93
Total mine concentrate shipped (tons) (3)	3,858	3,694	12,563	11,838
Platinum grade in concentrate (ounce per ton) (3)	4.91	5.00	4.68	5.40
Palladium grade in concentrate (ounce per ton) (3)	16.00	16.66	15.23	17.33
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$441	$570	$507	$550
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$187	$249	$216	$258

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except where noted)	2015	2014	2015	2014
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	39	36	117	101
Platinum	12	10	34	28
Total	51	46	151	129
Tons milled	140	120	407	339
Mill head grade (ounce per ton)	0.40	0.42	0.40	0.42
Sub-grade tons milled (1)	11	12	31	33
Sub-grade tons mill head grade (ounce per ton)	0.10	0.10	0.10	0.10
Total tons milled (1)	151	132	438	372
Combined mill head grade (ounce per ton)	0.38	0.39	0.38	0.39
Total mill recovery (%)	91	91	91	90
Total mine concentrate shipped (tons) (3)	3,858	3,303	11,175	9,363
Platinum grade in concentrate (ounce per ton) (3)	2.96	3.13	3.01	3.24
Palladium grade in concentrate (ounce per ton) (3)	10.36	10.93	10.59	11.12
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$500	$527	$517	$572
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$169	$184	$178	$199

(1)
Sub-grade tons milled includes reef waste material only. Reef waste material is PGM-bearing mined material below the cutoff grade for proven and probable reserves but with sufficient economic value to justify processing it through the concentrator along with the mined ore. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s Form 10-K for further information.

(2)
Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total cash costs per ounce, net of credits, is a non-GAAP financial measure that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Costs of Revenues to Non-GAAP Financial Measures” and the accompanying discussion for additional detail.

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for average prices)	2015	2014	2015	2014
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	92	103	302	315
Platinum (oz.)	25	29	85	93
Total	117	132	387	408
PGM Recycling: (1)
Palladium (oz.)	53	58	137	171
Platinum (oz.)	30	36	78	103
Rhodium (oz.)	6	7	17	22
Total	89	101	232	296
Other: (5)
Palladium (oz.)	—	6	—	6
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	3	3
Gold (oz.)	3	3	8	8
Silver (oz.)	2	2	5	5
Copper (lb.)	221	173	744	655
Nickel (lb.)	342	289	1,131	1,066
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$611	$859	$723	$809
Platinum ($/oz.)	$987	$1,421	$1,107	$1,435
Combined ($/oz) (4)	$693	$983	$807	$951
PGM Recycling: (1)
Palladium ($/oz.)	$737	$821	$771	$768
Platinum ($/oz.)	$1,111	$1,453	$1,181	$1,431
Rhodium ($/oz)	$1,027	$1,078	$1,130	$1,019
Combined ($/oz) (4)	$881	$1,068	$935	$1,018
Other: (5)
Palladium ($/oz.)	$—	$882	$—	$882
By-products from Mine Production: (2)
Rhodium ($/oz.)	$808	$1,320	$1,020	$1,167
Gold ($/oz.)	$1,136	$1,266	$1,181	$1,284
Silver ($/oz.)	$15	$19	$16	$20
Copper ($/lb.)	$2.20	$2.96	$2.42	$2.95
Nickel ($/lb.)	$2.92	$6.79	$4.20	$6.83
Average market price per ounce (3)
Palladium ($/oz.)	$617	$863	$719	$808
Platinum ($/oz.)	$987	$1,435	$1,100	$1,437
Combined ($/oz) (4)	$698	$989	$802	$951

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
RECONCILIATION OF COSTS OF REVENUES TO NON-GAAP FINANCIAL MEASURES
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
Total Cash Costs (Non-GAAP): This non-GAAP financial measure is calculated as total costs of revenues adjusted to exclude costs of metals sold from PGM Recycling, depletion and depreciation and amortization for Mine Production and PGM Recycling, asset retirement costs, and timing differences resulting from changes in product inventories to arrive at Total Cash Costs before by-product and recycling credits. From this calculation, the Company deducts by-product and recycling income credits to arrive at Total Cash Costs, net of by-product and recycling credits. Total Cash Costs is a measure of extraction efficiency. The Company uses this measure as a comparative indication of the cash costs related to production and processing in its mining operations in any period.
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
Stillwater Mining Company
Reconciliation of Costs of Revenues to Non-GAAP Financial Measures
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
Consolidated:
Reconciliation from costs of revenues:
Total costs of revenues	$163,294	$214,500	$495,431	$605,994
Costs of metals sold
PGM Recycling	(78,928)	(106,801)	(216,074)	(297,773)
Depletion, depreciation and amortization
Mine Production	(15,132)	(16,923)	(48,943)	(49,373)
PGM Recycling	(230)	(258)	(738)	(761)
Depletion, depreciation and amortization (in inventory)	(813)	1,508	1,063	1,848
Change in product inventories	(241)	(13,686)	(5,735)	(16,090)
Asset retirement costs	(202)	(184)	(589)	(554)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$67,748	$78,156	$224,415	$243,291
By-product credit	(5,004)	(6,929)	(18,663)	(22,238)
Recycling income credit	(3,261)	(3,114)	(7,424)	(9,207)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$59,483	$68,113	$198,328	$211,846

Divided by platinum/palladium ounces produced	128	123	388	380

Total cash costs, before by-product and recycling credits, per ounce Pt/Pd produced (Non-GAAP)	$529	$635	$578	$640
By-product credit per mined ounce produced	(39)	(56)	(48)	(59)
Recycling income credit per mined ounce produced	(25)	(25)	(19)	(24)
Total cash costs, net of by-product and recycling credits, per mined ounce produced (Non-GAAP)	$465	$554	$511	$557

Divided by ore tons milled	333	308	995	906

Total cash costs, before by-product and recycling credits, per ore ton milled (Non-GAAP)	$204	$253	$225	$269
By-product credit per ore ton milled	(15)	(22)	(19)	(25)
Recycling income credit per ore ton milled	(10)	(10)	(7)	(10)
Total cash costs, net of by-product and recycling credits, per ore ton milled (Non-GAAP)	$179	$221	$199	$234

Stillwater Mining Company
Reconciliation of Costs of Revenues to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
Stillwater Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$50,926	$67,367	$174,656	$202,449
Depletion, depreciation and amortization
Mine Production	(10,636)	(12,273)	(34,603)	(36,934)
Depletion, depreciation and amortization (in inventory)	(443)	1,386	770	2,207
Change in product inventories	(1,133)	(6,753)	(5,274)	(10,482)
Asset retirement costs	(194)	(175)	(564)	(520)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$38,520	$49,552	$134,985	$156,720
By-product credit	(2,599)	(3,812)	(10,131)	(12,854)
Recycling income credit	(1,939)	(1,944)	(4,479)	(6,067)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$33,982	$43,796	$120,375	$137,799

Divided by platinum/palladium ounces produced	77	77	237	251

Total cash costs, before by-product and recycling credits, per ounce Pt/Pd produced (Non-GAAP)	$500	$645	$569	$625
By-product credit per mined ounce produced	(34)	(50)	(43)	(51)
Recycling income credit per mined ounce produced	(25)	(25)	(19)	(24)
Total cash costs, net of by-product and recycling credits, per mined ounce produced (Non-GAAP)	$441	$570	$507	$550

Divided by ore tons milled	182	176	557	534

Total cash costs, before by-product and recycling credits, per ore ton milled (Non-GAAP)	$212	$282	$242	$293
By-product credit per ore ton milled	(14)	(22)	(18)	(24)
Recycling income credit per ore ton milled	(11)	(11)	(8)	(11)
Total cash costs, net of by-product and recycling credits, per ore ton milled (Non-GAAP)	$187	$249	$216	$258

Stillwater Mining Company
Reconciliation of Costs of Revenues to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2015	2014	2015	2014
East Boulder Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$33,210	$34,796	$103,963	$99,654
Depletion, depreciation and amortization
Mine Production	(4,496)	(4,650)	(14,340)	(12,439)
Depletion, depreciation and amortization (in inventory)	(370)	122	293	(359)
Change in product inventories	892	(1,655)	(461)	(251)
Asset retirement costs	(8)	(9)	(25)	(34)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$29,228	$28,604	$89,430	$86,571
By-product credit	(2,405)	(3,117)	(8,532)	(9,384)
Recycling income credit	(1,322)	(1,170)	(2,945)	(3,140)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$25,501	$24,317	$77,953	$74,047

Divided by platinum/palladium ounces produced	51	46	151	129

Total cash costs, before by-product and recycling credits, per ounce Pt/Pd produced (Non-GAAP)	$573	$620	$594	$668
By-product credit per mined ounce produced	(47)	(68)	(57)	(72)
Recycling income credit per mined ounce produced	(26)	(25)	(20)	(24)
Total cash costs, net of by-product and recycling credits, per mined ounce produced (Non-GAAP)	$500	$527	$517	$572

Divided by ore tons milled	151	132	438	372

Total cash costs, before by-product and recycling credits, per ore ton milled (Non-GAAP)	$194	$217	$204	$232
By-product credit per ore ton milled	(16)	(24)	(19)	(25)
Recycling income credit per ore ton milled	(9)	(9)	(7)	(8)
Total cash costs, net of by-product and recycling credits, per ore ton milled (Non-GAAP)	$169	$184	$178	$199

PGM Recycling and Other: (1)
Cost of open market acquisitions	$—	$(5,278)	$—	$(5,357)
Cost of metals sold
PGM Recycling	(78,928)	(106,801)	(216,074)	(297,773)
Depletion, depreciation and amortization
PGM Recycling	(230)	(258)	(738)	(761)
Total costs of revenues	$(79,158)	$(112,337)	$(216,812)	$(293,177)
(1) PGM Recycling and Other include PGM recycling and metal acquired periodically in the open market and simultaneously resold to third parties.

All-In Sustaining Costs (Non-GAAP): This non-GAAP financial measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with total cash costs, net of by-product and recycling credits (another non-GAAP financial measure, described above), and adding to it the recycling income credit, domestic corporate overhead and marketing costs (excluding any depreciation, research and development, and reorganization costs included in corporate overhead costs) and that portion of total capital expenditures associated with sustaining the current level of mining operations. (capital expenditures for Blitz, Graham Creek and certain other one-time projects are not included in the calculation).
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
All-In Sustaining Costs (Non-GAAP Financial Measure)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except $/oz.)	2015	2014	2015	2014
All-In Sustaining Costs
Total cash costs net of by-product and recycling credits (Non-GAAP)	$59,483	$68,113	$198,328	$211,846
Recycling income credit	3,261	3,114	7,424	9,207
	$62,744	$71,227	$205,752	$221,053

Consolidated Corporate General & Administrative costs *	$8,911	$10,051	$27,652	$28,017
Corporate depreciation and R&D included in Consolidated Corporate General & Administrative costs	(125)	(109)	(377)	(364)
General & Administrative Costs - Foreign Subsidiaries	(375)	(811)	(1,244)	(3,122)
	$8,411	$9,131	$26,031	$24,531

Total capitalized costs	$27,142	$36,545	$88,319	$93,695
Capital associated with expansion	(11,610)	(13,978)	(31,953)	(33,246)
Total Capital incurred to sustain existing operations	$15,532	$22,567	$56,366	$60,449

All-In Sustaining Costs (Non-GAAP)	$86,687	$102,925	$288,149	$306,033

Mined ounces produced	128.0	123.0	388.3	380.1

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$677	$837	$742	$805
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures section.
* Consolidated Corporate General & Administrative costs (three-month and nine-month periods ended September 30, 2014) have been restated to conform with current year presentation.

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
In its PGM recycling activities, the Company customarily enters into fixed forward sales to mitigate its pricing exposure. The terms of a fixed forward sales transaction commit the Company to deliver a specified number of metal ounces on a particular future date at a stipulated price. At the time it enters into the forward sales commitment, the Company also utilizes the price offered in the forward markets to determine the price it is willing to pay to purchase the recycled materials. Because the forward price is used simultaneously to determine both the acquisition price and the ultimate selling price of the recycled ounces, this arrangement significantly reduces the Company's exposure to PGM price volatility in its recycling activities. The Company believes such transactions qualify for the normal purchase / normal sale exception to derivative accounting treatment and so does not account for these transactions as derivatives. For further information regarding the Company's fixed forward contracts, see "Note 5 - Derivative Instruments" in the notes to the Company's consolidated financial statements included in this document.
INTEREST RATE RISK
At September 30, 2015, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash borrowings against the facility would be subject to a floating interest rate. There were no such cash borrowings outstanding at September 30, 2015 and 2014.
The Company’s convertible debentures do not contain financial covenants. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there are currently no cash borrowings under the asset-backed revolving credit facility, the Company is not constrained by these financial covenants at this time. The Company projects that the total cash cost to service its debt in the last quarter of 2015, including payments of principal and interest, will be approximately $3.5 million. The Company believes it has adequate liquidity available to meet its outstanding debt service obligations, both currently and in the future.
The Company customarily invests its excess cash balances in short-term instruments, which it classifies as "available-for-sale." The Company prioritizes its objectives for these investments in order of (1) preservation of principal, (2) maintenance of liquidity, and (3) return on investment, with the first two objectives taking precedence. In the current low interest rate environment, the Company has determined to restrict its investment of these cash balances to instruments backed by the full faith and credit of the United States government. Although this should adequately secure the invested principal, there can be no guarantee that future changes in interest rates or other market disruptions will not have a negative effect on the value and liquidity of investments made by the Company.
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
For the third quarter of 2015, the Company experienced a foreign currency transaction gain of less than $0.1 million which was attributable to the Argentine peso stabilizing during the period. During the third quarter of 2014, the Company recorded a foreign currency transaction gain of $0.2 million on peso-denominated deferred tax balances recorded in conjunction with the acquisition of Peregrine Metals Ltd., the Company's Argentine subsidiary.
ITEM 4
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at September 30, 2015, management determined that during the third quarter of 2015 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A
RISK FACTORS
The Company filed its Form 10-K with the Securities and Exchange Commission on February 20, 2015, which sets forth certain risk factors associated with the Company in Item 1A, Risk Factors therein. As a result of a subsequent development, the Company has expanded its discussion of risk factors to include the following:
Certain participants in the Company’s 401(k) plan may have rescission rights with respect to shares of the Company’s common stock purchased by such participants.
In October 2015, the Company learned that transactions in Stillwater Common Stock in the Stillwater Mining Company 401(k) Plan and the Stillwater Mining Company Bargaining Unit 401(k) Plan (together, the “401(k) Plans”) may have exceeded the number of shares the Company had registered with the SEC on Form S-8 for such transactions and may not have qualified for an available exemption from registration requirements. Transactions in Stillwater Common Stock in the 401(k) Plans include: (i) initial investment of salary reduction contributions from employees, (ii) fixed matching source funds from Stillwater and (iii) intra-plan transfers of funds by participants out of other investments into Stillwater Common Stock. In addition, the Company inadvertently failed to deliver certain disclosures required to be delivered to participants in its 401(k) Plans. At October 1, 2015, the Company has frozen Stillwater Common Stock as an investment option under the 401(k) Plans, and eliminated it as a means of funding the employer matching contribution under the 401(k) Plans.
Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in the 401(k) Plans and the Company may incur liability to participants in the 401(k) Plans. Based on the Company’s current stock price, the Company believes that its current potential liability for rescission claims is not material to the Company’s financial condition, results of operations or cash flows; however, the Company’s potential liability could become material in the future if the Company’s stock price were to fall significantly during the one-year period following the unregistered acquisitions. The Company is currently exploring various options to limit this potential liability.
The collective bargaining agreement covering employees located at the Stillwater Mine and the Columbus processing facilities has expired.
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees located at the Stillwater Mine and the Company's processing facilities in Columbus, expired on June 12, 2015. Following the expiration of this agreement, employees located at these sites voted twice, and twice rejected, a tentative labor agreement reached on May 27, 2015 that was recommended by the United Steel Workers (USW) International Union Local 11-0001. Following the votes, employees continued to work under the terms of the previously expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse and that it would implement its last, best and final contract offer, which is the same agreement previously rejected by the represented employees. The Company implemented the new agreement on September 1, 2015, which included:

•	no increase in base wages for each of the first two years of the agreement; and

•	simplification of the incentive program and the introduction of metrics in the incentive program that align employee activities and shareholder outcomes.

While no work stoppage has occurred, the Company has an increased risk of a temporary work stoppage at these locations until a new contract is ratified. The second agreement, covering employees at the East Boulder Mine, expires on December 31, 2015. While the Company focuses on maintaining positive relationships with its represented employees and their respective unions, any labor disputes or disruptions, such as strikes, work stoppages or slowdowns, could have a significant adverse effect on the Company. The associated loss of production and resulting revenues for even a short time could have a material adverse effect on the Company’s financial results.
Additionally, if the Company enters into a new labor agreement with any union that significantly increases the Company's labor costs relative to its competitors, the Company’s ability to compete may be materially and adversely affected.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2015, the Company learned that transactions in Stillwater Common Stock in the Stillwater Mining Company 401(k) Plan and the Stillwater Mining Company Bargaining Unit 401(k) Plan (together, the “401(k) Plans”) may have exceeded the number of shares the Company had registered with the SEC on Form S-8 for such transactions and may not have qualified for an available exemption from registration requirements. Transactions in Stillwater Common Stock in the 401(k) Plans include: (i) initial investment of salary reduction contributions from employees, (ii) fixed matching source funds from Stillwater and (iii) intra-plan transfers of funds by participants out of other investments into Stillwater Common Stock. In addition, the Company inadvertently failed to deliver certain disclosures required to be delivered to participants in its 401(k) Plans. At October 1, 2015, the Company has frozen Stillwater Common Stock as an investment option under the 401(k) Plans, and eliminated it as a means of funding the employer matching contribution under the 401(k) Plans.
Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in the 401(k) Plans and the Company may incur liability to participants in the 401(k) Plans. Based on the Company’s current stock price, the Company believes that its current potential liability for rescission claims is not material to the Company’s financial condition, results of operations or cash flows; however, the Company’s potential liability could become material in the future if the Company stock price were to fall significantly during the one-year period following the unregistered acquisitions. The Company is currently exploring various options to limit this potential liability.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's Form 10-K. In the third quarter of 2015, the Company received a total of 15 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 - Mine Safety Disclosures of this Quarterly Report on Form 10-Q for more information.

ITEM 6
EXHIBITS
See attached exhibit index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	October 30, 2015
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	October 30, 2015
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

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