Form 10-K
period 2015-12-31
STILLWATER MINING CO /DE/
filed 2016-02-22
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM   ________ TO ________
Commission File Number 1-13053
 STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-0480654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 West Dry Creek Circle, Suite 400, Littleton, Colorado 80120
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐ YES    ☒  NO
At June 30, 2015, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common shares outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $1.2 billion based on the closing sale price as reported on the New York Stock Exchange on such date.
There were 121,049,984 shares of common stock, par value $0.01 per share, outstanding on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

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

Dilution	An estimate of the percentage of waste or low-grade mineralized rock which is included with the ore as part of normal mining practices in extracting an ore body.

Developed state	The portion of proven and probable ore reserves that are fully accessible and ready to mine at any point in time.

ETF	An exchange-traded fund is a security that tracks an underlying index, commodity or basket of assets like an index fund, but trades continuously like a stock on an exchange.

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

Reef Waste Material	PGM-bearing mined material below the cutoff grade for proven and probable reserves but with sufficient economic value to justify processing it through the concentrator along with the mined ore.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Sill	With respect to a mine opening, the base or floor of the excavated area (stope); With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Stope	A localized area of underground excavation from which ore is extracted.

Tailings	The portion of the mined material that remains after the valuable minerals have been extracted.

TBRC
A “top-blown rotary converter,” a rotating furnace vessel which processes PGM-rich matte received from the smelter furnace, removing iron from the molten material by injecting a stream of oxygen. This process converts iron sulfides into an iron oxide slag which floats to the surface for separation.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “hopes,” “estimates,” “forecasts,” “predicts,” “projects,” “future,” “opportunity,” “likely,” “should,” “will,” “will continue,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of the Company's operations; strengthening the Company's financial and operating performance; managing the business through volatile metal prices; cash costs per mined ounce, AISC, general and administrative expenses, exploration expense and capital expenditures; potential liabilities and the usefulness of non-GAAP financial measures. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions and analyses made by the Company in light of its experience and the Company's perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management's expectations is described in "Item 1A - Risk Factors" in this Annual Report Form 10-K.
The Company intends that the forward-looking statements contained in this Annual Report on Form 10-K be subject to the above-mentioned statutory safe harbors. Investors are cautioned that actual results of performance may be materially different from those expressed or implied in the forward-looking statements. Investors should not to rely on forward-looking statements. The forward-looking statements contained herein speak only as of the filing date of this Annual Report on Form 10-K. Although the Company may from time to time voluntarily update its forward-looking statements, the Company disclaims any obligation to update forward-looking statements, except as required by applicable securities laws.

PART I
ITEMS 1 AND 2
BUSINESS AND PROPERTIES
SUMMARY OF THE COMPANY
Stillwater Mining Company (the Company) is a Delaware corporation, incorporated in 1992 headquartered in Littleton, Colorado, and is listed on the New York Stock Exchange (NYSE) under the symbol "SWC." The Company is engaged in the development, extraction, processing, smelting and refining of palladium, platinum and associated metals (platinum group metals or PGMs) produced by mining a geological formation in south-central Montana known as the J-M Reef and recycling spent catalytic converters and other industrial sources. The Company is also engaged in expanding its mining development along the J-M Reef, and holds exploration-stage properties at the Marathon PGM copper property adjacent to Lake Superior in northern Ontario, Canada (Marathon) and at the Altar copper-gold property in San Juan province, Argentina.
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
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation. See "Note 10 - Segment Information" to the Company's 2015 consolidated financial statements for more information.
2015 – YEAR IN REVIEW:
The Company’s liquidity remained strong during the year, even following the repurchase of $61.6 million principal amount of its 1.75% Senior notes due 2032 and $1.7 million principal amount of its 1.875% Senior notes due 2028 for total cash consideration of $61.0 million. The Company's cash and cash equivalents plus highly-liquid short-term investments, totaled $463.8 million (including $18.5 million of investments which have been reserved as collateral on undrawn letters of credit) at December 31, 2015. The Company reported a consolidated net loss attributable to common stockholders of $11.9 million, or $0.10 per diluted share, for the year ended December 31, 2015, compared to consolidated net income attributable to common stockholders of $70.3 million, or $0.56 per diluted share, for the year ended December 31, 2014. The net loss in 2015 compared to the net income in 2014 was due to the $46.8 million (before-tax) impairment charge against the Marathon mineral properties recorded during the second quarter of 2015; a significant decrease in PGM prices; and the pre-tax net loss of $4.0 million on the repurchase of a portion of the Company's convertible debentures recorded in the third quarter of 2015. Underlying earnings for the year were $26.1 million (after-tax) after adjusting for the impairment charge, loss on repurchase of a portion of the convertible debentures and reorganization charges compared with underlying earnings of $77.3 million (after-tax) for 2014. Underlying earnings is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.

The Company’s total revenues for 2015, 2014 and 2013 were $726.3 million, $943.6 million and $1.04 billion, respectively. Mine Production segment revenues were $415.8 million, a decrease of 22.4% from $536.0 million in 2014, as a result of a 17.1% decrease in the combined average realized price for mine production and a 6.4% reduction in mine production sales volumes. Revenues in 2014 included approximately $17.3 million from the release of constrained slag inventories at the Stillwater Mine during the third quarter.
PGM Recycling segment revenues decreased by 22.8% during 2015 to $310.2 million from $401.7 million in 2014, the result of a lower volume of purchased recycling materials for the Company's own account and greater volumes of tolled material that is processed for a fee and returned to the supplier. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” and the Company's 2015 consolidated financial statements, each contained in this Annual Report on Form 10-K, for more information.
The following table sets forth the Company's revenues and ounces sold for the years 2015, 2014 and 2013, respectively:

Year ended December 31, (In thousands)	Revenues					Ounces Sold
	Palladium	Platinum	Rhodium	Other (1)	Total	Palladium	Platinum	Rhodium	Other (2)	Total
2015
Mine Production	$275,527	$117,133	$3,059	$20,055	$415,774	397	110	3	16	526
PGM Recycling	144,292	132,436	24,611	8,817	310,156	198	118	24	—	340
Other (1)	—	—	—	400	400	—	—	—	—	—
Total	$419,819	$249,569	$27,670	$29,272	$726,330	595	228	27	16	866
2014
Mine Production	$338,526	$167,892	$4,650	$24,942	$536,010	421	121	4	16	562
PGM Recycling	173,767	191,448	31,039	5,430	401,684	221	134	29	—	384
Other (1)	5,517	—	5	403	5,925	6	—	—	—	6
Total	$517,810	$359,340	$35,694	$30,775	$943,619	648	255	33	16	952
2013
Mine Production	$287,167	$164,666	$3,402	$23,683	$478,918	398	111	3	14	526
PGM Recycling	218,190	292,818	47,803	1,777	560,588	306	192	44	—	542
Total	$505,357	$457,484	$51,205	$25,460	$1,039,506	704	303	47	14	1,068

(1) “Revenues - Other” includes gold, silver, nickel and copper by-product revenues from mine production; revenue from processing recycling materials on a toll basis and ounces acquired periodically in the open market and simultaneously resold to third parties.
(2) “Ounces Sold - Other” column includes gold and silver by-product ounces and recycled ounces sold. Not reflected in the “other” ounce column in the table above are approximately 1.5 million pounds of nickel sold in each of the years 2015 and 2014, and 1.4 million pounds of nickel sold in 2013 and approximately 1.0 million pounds of copper sold in 2015 and 0.9 million pounds sold in each of the years 2014 and 2013.
The Company's mining operations produced a total of 520,800 ounces of palladium and platinum in 2015, an increase of 0.6% from the 517,700 ounces produced in 2014. Total combined cash costs per ounce, net of by-product and recycling credits, (a non-GAAP financial measure of extraction efficiency further defined in Part II, Item 6 of this Form 10-K) averaged $495 in 2015, compared with $538 per ounce in 2014, a reduction of 8.0%. Lower total combined cash costs in 2015 were a result of lower labor costs, general reduction in materials and supplies, offset by lower recycling credits. Lower labor costs in 2015 were a result of the reorganization that reduced employee levels at the Montana operations by 11.1% to 1,430 employees at the end of 2015 from 1,609 employees at the end of 2014.
Recycling volumes fed to the smelter totaled 551,100 ounces of PGMs in 2015, up 17.4% from the 469,400 ounces fed in 2014. Approximately 340,200 ounces of PGMs were extracted and sold from recycling materials purchased (at prices reflecting the value of the contained PGMs) for the Company's own account in 2015, a decrease of 11.5% from the 384,400 ounces sold in 2014. This decrease reflects the move in the contract mix from purchased ounces to tolled ounces. The Company’s combined average realization on recycling revenues (which include sales of palladium, platinum and rhodium) was $886 per ounce in 2015, compared to $1,031 in 2014. In addition to processing spent catalyst material purchased for its own account, the Company processed and returned 205,000 ounces of PGMs treated on a tolling basis in 2015, up 181.6% from the 72,800 toll ounces in 2014, again, reflecting the mix of purchased and tolled ounces. Working capital associated with recycling activities (in the form of inventories and cash advances) was $37.4 million, $61.5 million and $76.1 million at December 31, 2015, 2014 and 2013, respectively. The reduction in working capital is a result of the shift from processing purchased catalyst to processing tolling catalyst and the lower average sales price of the purchased ounces.

In July 2014, the Company executed five-year supply and refining agreements with Johnson Matthey (JM) at competitive market prices. During 2015, and the last half of 2014, JM purchased all of the Company's mined production (excluding the platinum ounces delivered under a separate agreement with Tiffany & Co.). During the first half of 2014, the Company made all of its sales of mined PGMs either in the spot market or under mutually agreed short-term (one year or less) supply agreements. See "Note 3 - Sales” to the Company’s 2015 consolidated financial statements for more information.
Capital Expenditures

	December 31,
(In thousands)	2015	2014
Sustaining capital
Stillwater Mine	$52,375	$60,131
East Boulder Mine	15,116	19,656
Processing and Other	1,909	4,972
Total sustaining capital	$69,400	$84,759
Project capital
Blitz Project	27,658	23,209
Graham Creek Project	—	2,105
Hertzler Tailings Expansion	6,346	9,382
Other Projects	8,400	10,313
Total project capital	$42,404	$45,009
Total U.S. capital	111,804	129,768
Foreign capital	46	45
Total capital	$111,850	$129,813
Non-cash capitalized interest / depreciation	(9,347)	(8,443)
Change in accounts payable for capital expenditures	4,931	(1,688)
Cash capital spend for the period	$107,434	$119,682
Capital expenditures related to maintaining the developed state at both the Stillwater Mine and the East Boulder Mine decreased in 2015 as compared to 2014. The Stillwater Mine was restructured in 2015 which included a revised mine plan. Primary development and the associated infrastructure was maintained at a sustainable level as determined by the revised mine plan. In 2015, the East Boulder Mine focused on capital conservation. The capital expenditures at the East Boulder Mine in 2014 included completion of the Graham Creek project.
The Company spent $3.6 million on exploration activities during 2015, of which $2.3 million was spent at the Altar property in Argentina and $0.6 million at the Marathon properties in Canada, primarily for updating the project feasibility study and $0.7 million for drilling in the Lower East area of the East Boulder Mine. Exploration expenditures during 2014 totaled $2.8 million, of which $2.0 million was spent on drilling and evaluation at Altar and $0.8 million on the Marathon properties. Exploration spending in 2013 totaled approximately $11.2 million, of which $8.0 million was spent on drilling at the Altar property and $3.2 million on the Marathon properties.
At December 31, 2015, the Company reported balance sheet debt and capital lease obligations totaling $259.6 million. This debt is comprised of (i) $258.4 million (face amount of $335.15 million) of highly discounted 1.75% convertible debentures, first redeemable at the option of the holders on October 15, 2019; (ii) $0.5 million of 1.875% convertible debentures, next redeemable at the option of the holders on March 15, 2018; and (iii) several small obligations totaling $0.7 million maturing over the next year. Cash interest payments on the Company’s debt obligations is expected to be approximately $5.9 million in 2016.

SAFETY

Mining operations are labor intensive, and involve the use of heavy machinery and drilling and blasting techniques specific to a narrow-vein underground working environment. These operations have inherent risk due to the nature of underground mining and therefore are at the center of the Company’s extensive workplace safety systems. In addition, the Company’s metallurgical complex in Columbus, Montana utilizes smelting and refining processes that require careful attention to safety awareness. To partially mitigate worker exposures in these environments, the Company's “G.E.T. (Guide, Educate, and Train) Safe” safety and health management system focuses on accident prevention through managing risk, continually seeking safer methods of mining and processing, and emphasizing employee awareness and training. Specific areas of focus include detailed workplace examinations; regular hazard recognition training; safety audits that focus on continual improvement and industry best practices; consistent adherence to safety standards; accident and incident investigations; near miss reporting and analysis; and use of focus teams drawn from the mining workforce. These proactive focus teams have succeeded in identifying and resolving many safety related challenges. Additionally, as part of the GET Safe System, the Company has developed and integrated 20 safety modules, as part of CORESafety, a U.S. mining industry safety initiative. The Company views implementing CORESafety principals within GET Safe as an opportunity to enhance an already successful system and continue the pursuit of safety excellence.
For the year ended December 31, 2015, neither of the Company’s mines received any written notices from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. In addition, the Company's metallurgical complex had no outstanding OSHA violations at December 31, 2015. The metallurgical complex has been recognized repeatedly by the Montana Department of Labor and by OSHA as a leader in workplace safety.
At year-end 2015, the Company's overall reportable incidence rate (measured as reportable incidents per 200,000 man hours worked) for Company employees and contractors was reduced by 8.5% from 2014.
2016 – LOOKING FORWARD
Pricing Background and Outlook
During 2015, the platinum price declined relative to gold and both metals declined in response to a strengthening U.S. dollar. There was effective oversupply in the platinum market as South African producers needed to continue to realize revenue despite production coming from many loss-making production areas. Following South African mine production increasing to the highest level since 2011, the platinum price declined during 2015 and ended the year quoted in the London market at $868 per ounce, a 28.0% decline from previous year-end, a price level last previously seen at the end of 2008.
Palladium was impacted by a slowdown in Chinese growth, a year-on-year swing in investment offtake, and the stabilization of South African production in 2015. The palladium price declined, along with platinum and gold, as the U.S. dollar continued to strengthen in 2015. Palladium ended 2015 quoted in the London market at $555 per ounce, down 30.5% for the year.
Looking at 2016, primary production is expected to be relatively flat for PGMs but secondary supply has the opportunity to increase based on weak PGM and steel prices that contributed to stockpiling in 2015. Automotive demand for PGMs is expected to have another strong year but uncertainty exists with the potential of tighter credit availability for new car owners in the U.S. market and the overall impact of the diesel emissions scandal. The overall outlook for PGMs could be dependent upon investment flows, much like in 2015. The other uncertainty, as always, is the direction of the world economy as 2016 progresses - if world economic conditions deteriorate, demand for PGMs could falter. See “Item 1A -Risk Factors - Volatility in the market price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability" for more information.
The Company's financial performance is closely linked to the price of palladium and, to a lesser extent, platinum. The Company's earnings and cash flows are sensitive to changes in PGM prices - based on 2015 revenues and costs, a 1% (or approximately $8 per ounce) change in the Company's average combined realized price for palladium and platinum would result in approximately a $36.1 million change to before-tax net income and a change to cash flows from operations of approximately $3.8 million.

One other key element of PGM markets in 2016 will be the relationship between various key currencies. Virtually all PGM sales transactions worldwide (with the possible exception of retail sales of platinum jewelry) are denominated in U.S. dollars. However, mining costs typically are incurred mostly in the local currencies of the country in which the mine is located. Weakening of the South African rand and Russian ruble relative to the U.S. dollar has served to increase the competitiveness of the South African and Russian PGM producers, as their costs in U.S. dollar terms have declined (or their revenues in local currency terms have increased, depending on the perspective).
Operational and Development Outlook
Capital spending in 2016 anticipates customary spending for equipment replacement and mine development, plus ongoing development spending (including capitalized interest and capitalized depreciation) for the Blitz development area adjacent to the Stillwater Mine. The Company expects to undertake a limited exploration program at Altar and will maintain baseline environmental monitoring activities at Marathon and Altar. This work will be expensed as incurred and is not included in capital spending.
The Company is continuing its development of the Blitz mine expansion infrastructure. Blitz is adjacent to the existing Stillwater Mine operations and it will ultimately extend new underground development approximately 23,000 feet to the east of the current mine operations on two levels. A new portal and decline from surface was permitted in 2015 and work has commenced to install this infrastructure approximately four miles to the east of the existing Stillwater Mine surface facilities, intersecting the two new drifts and providing ventilation and emergency egress for the Blitz area. As now contemplated, Blitz is estimated to cost approximately $205 million (of which approximately $78.4 million has been incurred through the end of 2015), with the basic infrastructure expected to be completed in late 2018. Estimated costs (and costs incurred to date) do not include capitalized interest and capitalized depreciation.
The Company completed the project infrastructure and production began in the Graham Creek area, located adjacent to and west of the East Boulder Mine, during 2014.
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
For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50 foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. Quality Assurance / Quality Control (QA / QC) protocols are in place at both mines to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core (waste core) samples are submitted with the mineralized sample lots and compared. The QA / QC protocols are practiced on both resource delineation and development and production samples. The resulting data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks.
Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off grade and an economic cut-off grade. The geologic cut-off grade for both the Stillwater Mine and the East Boulder Mine falls in the range of 0.2 to 0.3 troy ounces of palladium plus platinum (Pd+Pt) per ton. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by available mill capacity, geologic character encountered at the mining face and incremental costs of processing the broken rock. See “Items 1 and 2 -Business and Properties – Proven and Probable Ore Reserves – Discussion” for discussion of reserve sensitivity to changes in PGM pricing.
Probable ore reserves estimations are based on longer projections than proven reserves, and projections up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef are used. Statistical modeling and the established continuity of the J-M Reef, as determined from results of 29 years of mining activity to date, support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserves determination are constrained by any known or anticipated restrictive geologic features.

The Company reviews its methodology for calculating ore reserves on an annual basis. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as part of the reserve estimation process. The annual review examines the effect of new geologic information, changes implemented or planned in mining practices and mine economics on the measures used for the estimation of probable ore reserves. The review includes an evaluation of the Company’s rate of conversion of probable ore reserves to proven ore reserves.
The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including mining methods, process recoveries, metal prices, mine operating productivities and costs and capital estimates are applied to determine the overall economics of the ore reserves.
SEC ORE RESERVE GUIDELINES
The SEC has established guidelines contained in Industry Guide 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations) to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal, and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
The SEC’s economic guidelines historically have not constrained the Company’s ore reserves, and did not constrain the Company's ore reserves at December 31, 2015. Under these guidelines, ore may be classified as proven or probable if extraction and sale will result in positive cumulative undiscounted cash flows. The Company utilizes the historical trailing twelve-quarter average combined PGM market price in ascertaining these cumulative undiscounted cash flows.
The Company believes that it is appropriate to use a long-term weighted average price for measuring ore reserves; as such a price better matches the period over which the reserves will ultimately be mined. Should metal prices remain below the combined twelve-quarter trailing weighted average price for an extended period, this average (which was $866 at December 31, 2015, based on a price of $740/oz. for palladium and $1,307/oz. for platinum) would decline and could result in a reduction of the Company’s reported ore reserves.
The Company’s Technical and Ore Reserve Committee, a committee of it's Board of Directors (Board), met two times during 2015 with management and third-party independent outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2015, and has met with management and with the Company’s independent consultant on ore reserves to discuss the conclusions of this review.
RESULTS
The December 31, 2015, ore reserves for the Montana operations were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third-party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Item 1A -Risk Factors – Ore reserve estimates are inherently imprecise and may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results” for further information.
PROVEN AND PROBABLE ORE RESERVES
The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2016 mining plans at each mine, the year-end 2015 proven ore reserves of 3.2 million tons at the Stillwater Mine and 2.6 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities.

The grade of the Company’s J-M Reef ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The combined average mill head grade for all tons processed from the Stillwater Mine for the year 2015 was 0.46 PGM ounces per ton of ore compared to a combined average mill head grade of 0.50 PGM ounces per ton of ore in both 2014 and 2013. During 2015 and 2014 the combined average mill head grade for all tons processed from the East Boulder Mine was approximately 0.38 PGM ounces per ton of ore compared to a combined average mill head grade of 0.37 PGM ounces per ton of ore in 2013. Concentrator feeds at both mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is available capacity in the concentrator. See “Item 1A -Risk Factors – An extended period of low PGM prices could result in a reduction of ore reserves and potential asset impairment charge" for further information.
At December 31, 2015, 2014 and 2013 the Company’s proven and probable ore reserves in the J-M Reef were as follows:

TOTAL MONTANA MINES
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2015
Proven Reserves	5,880	0.51	2,987	2,492
Probable Reserves	37,581	0.45	16,924	14,220
Total Proven and Probable Reserves (1)	43,461	0.46	19,911	16,712
At December 31, 2014
Proven Reserves	6,166	0.51	3,140	2,634
Probable Reserves	42,732	0.45	19,086	16,206
Total Proven and Probable Reserves (1)	48,898	0.45	22,226	18,840
At December 31, 2013
Proven Reserves	6,098	0.50	3,037	2,547
Probable Reserves	42,411	0.45	19,027	16,030
Total Proven and Probable Reserves (1)	48,509	0.45	22,064	18,577

STILLWATER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2015
Proven Reserves	3,248	0.60	1,932	1,593
Palladium		0.47	1,509	1,237
Platinum		0.13	423	356
Probable Reserves	12,101	0.57	6,900	5,688
Palladium		0.45	5,389	4,416
Platinum		0.12	1,511	1,272
Total Proven and Probable Reserves (1)	15,349	0.58	8,832	7,281
Palladium		0.45	6,898	5,653
Platinum		0.13	1,934	1,628
At December 31, 2014
Proven Reserves	3,351	0.57	1,984	1,635
Palladium		0.46	1,551	1,270
Platinum		0.13	433	365
Probable Reserves	12,619	0.56	7,120	5,868
Palladium		0.44	5,564	4,559
Platinum		0.12	1,556	1,309
Total Proven and Probable Reserves (1)	15,970	0.57	9,104	7,503
Palladium		0.45	7,115	5,829
Platinum		0.12	1,989	1,674
At December 31, 2013
Proven Reserves	3,246	0.57	1,856	1,545
Palladium		0.45	1,449	1,199
Platinum		0.12	407	346
Probable Reserves	12,314	0.57	6,989	5,818
Palladium		0.44	5,457	4,516
Platinum		0.13	1,532	1,302
Total Proven and Probable Reserves (1)	15,560	0.57	8,845	7,363
Palladium		0.44	6,906	5,715
Platinum		0.13	1,939	1,648

EAST BOULDER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2015
Proven Reserves	2,632	0.40	1,055	899
Palladium		0.31	826	699
Platinum		0.09	229	200
Probable Reserves	25,480	0.39	10,024	8,532
Palladium		0.31	7,845	6,633
Platinum		0.08	2,179	1,899
Total Proven and Probable Reserves (1)	28,112	0.40	11,079	9,431
Palladium		0.31	8,671	7,332
Platinum		0.09	2,408	2,099
At December 31, 2014
Proven Reserves	2,815	0.41	1,156	999
Palladium		0.32	905	776
Platinum		0.09	251	223
Probable Reserves	30,113	0.40	11,966	10,338
Palladium		0.31	9,365	8,035
Platinum		0.09	2,601	2,303
Total Proven and Probable Reserves (1)	32,928	0.40	13,122	11,337
Palladium		0.31	10,270	8,811
Platinum		0.09	2,852	2,526
At December 31, 2013
Proven Reserves	2,852	0.41	1,181	1,002
Palladium		0.32	924	779
Platinum		0.09	257	223
Probable Reserves	30,097	0.40	12,038	10,212
Palladium		0.31	9,422	7,937
Platinum		0.09	2,616	2,275
Total Proven and Probable Reserves (1)	32,949	0.40	13,219	11,214
Palladium		0.31	10,346	8,716
Platinum		0.09	2,873	2,498
(1) Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and / or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and / or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserves estimate gives effect to these assumptions. Using the Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2015, of approximately $866 per ounce ($740/oz. for palladium and $1,307/oz. for platinum), the Company’s ore reserves at each mine are projected to generate positive undiscounted cash flows over the life of the reserve. See “Item 1A - Risk Factors” and “Cautionary Information Regarding Forward-Looking Statements” for further information.
(2) Contained ounces net of estimated mining and processing losses.

DISCUSSION
The Company’s mine development efforts over the past several years have focused on converting probable ore reserves to proven ore reserves. At December 31, 2015, the Company’s total proven palladium and platinum ore reserves in the J-M Reef were 5.9 million tons at an average grade of 0.51 ounces per ton, containing an estimated 3.0 million ounces of palladium and platinum. This represented a net decrease of 4.9% in proven contained ounces compared to the proven ore reserves reported at December 31, 2014. The Company’s total probable palladium and platinum ore reserves at December 31, 2015, were 37.6 million tons at an average grade of 0.45 ounces per ton, containing approximately 16.9 million ounces of palladium and platinum. This represented a net decrease of 11.3% in probable contained ounces compared to the probable ore reserves reported at December 31, 2014. Combined, the Company’s total proven and probable palladium and platinum ore reserves at December 31, 2015, were 43.5 million tons at an average grade of 0.46 ounces per ton, containing an estimated 19.9 million ounces of palladium plus platinum – a net decrease of approximately 10.4% in total proven and probable contained ounces from the 22.2 million ounces reported at December 31, 2014.
In 2015, proven and probable ore tons decreased 11.1% and contained ounces reflected decrease of 10.4% from the respective amounts reported at December 31, 2014. In 2014, proven and probable ore tons increased 0.8% while contained ounces increased by 0.7% from those reported at December 31, 2013. The Company’s total proven and probable ore reserves tonnage in the J-M Reef at December 31, 2015 has decreased by approximately 10.4% or 5.0 million tons over the past two years. Total contained ounces in proven and probable ore reserves have decreased by approximately 9.8% from those reported at December 31, 2013.
The Stillwater Mine's proven and probable ore reserves at year-end 2015 decreased by 3.9% in terms of ore tons from the respective proven and probable ore reserves reported at year-end 2014. The East Boulder Mine's proven and probable ore reserves at year-end 2015 decreased by 14.6% in ore tons from those reported at year-end 2014. Overall, the Company’s estimated proven and probable ore reserves based on ore tons decreased by 11.1% in 2015. The reduction in probable ore reserves was driven by lower than average yields on the east side of the East Boulder Mine. The majority of the probable ore reserves at East Boulder are on the west side of the mine where yields are in-line with historical averages. Mine infrastructure already in place has allowed planned mining to focus on the west side of the East Boulder Mine. The Company’s ore reserve determination for 2015, calculated at December 31, 2015, was limited by geologic certainty and not by economic constraints.
The following table compares 2015 and 2014 year-over-year proven and probable ore reserves for the Montana mining operations:

	At December 31, 2015			At December 31, 2014			Tonnage	Ounce
	Tons	Grade	Ounce	Tons	Grade	Ounce	Change	Change
Stillwater Mine
Proven	3,248	0.60	1,932	3,351	0.57	1,984	(3.1%)	(2.6%)
Probable	12,101	0.57	6,900	12,619	0.56	7,120	(4.1%)	(3.1%)
Sub-Total	15,349	0.58	8,832	15,970	0.57	9,104	(3.9%)	(3.0%)
East Boulder Mine
Proven	2,632	0.40	1,055	2,815	0.41	1,156	(6.5%)	(8.7%)
Probable	25,480	0.39	10,024	30,113	0.40	11,966	(15.4%)	(16.2%)
Sub-Total	28,112	0.40	11,079	32,928	0.40	13,122	(14.6%)	(15.6%)
Total
Proven	5,880	0.51	2,987	6,166	0.51	3,140	(4.6%)	(4.9%)
Probable	37,581	0.45	16,924	42,732	0.45	19,086	(12.1%)	(11.3%)
Total	43,461	0.46	19,911	48,898	0.45	22,226	(11.1%)	(10.4%)

Changes in proven and probable ore reserves are due to the net effect of the following:

•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven ore reserves are mined, (See Item 6 - Selected Financial Data for prior year production data and concentrator recoveries),

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves, and

•	Additions and deletions from adjustments to ore reserves estimation factors and mine planning criteria.
The cut-off grade used in mine planning ranges from 0.2 to 0.3 troy ounces of palladium and platinum per ton for the Stillwater Mine and is 0.2 troy ounces of palladium and platinum per ton for the East Boulder Mine. The economic value of this cut-off grade varies with palladium and platinum prices and with the cost and efficiency of the different mining methods employed.
CURRENT OPERATIONS
Montana Properties and Facilities - February 2016

191
SWEETGRASS COUNTY
BIG TIMBER
YELLOWSTONE RIVER
STILLWATER COUNTY
87
72
BILLINGS
89
90
298
BOULDER RIVER
90
LIVINGSTON
McLEOD
COLUMBUS
LAUREL
90
YELLOWSTONE RIVER
STILLWATER RIVER
78
METALLURGICAL COMPLEX, RECYCLING FACILITIES
YELLOWSTONE COUNTY
EAST BOULDER MINE
89
E. BOULDER RIVER
ABSAROKEE
420
FISHTAIL
NYE
419
212
CARBON COUNTY
310
MINE CLAIMS
PARK COUNTY
STILLWATER MINE
BIG HORN COUNTY
78
STILLWATER RIVER
BEARTOOTH MOUNTAIN RANGE
72
RED LODGE

MINING OPERATIONS
Mine production of palladium and platinum totaled 520,800 ounces for the year ended December 31, 2015, an increase of 0.6% from the 517,700 ounces produced in 2014.
Total combined cash costs per mined ounce, net of by-product and recycling credits, (a non-GAAP financial measure) averaged $495 per ounce for the year ended December 31, 2015. See "Item 6 - Selected Financial Data - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures." Note that, for historical reasons, the Company’s measurement of total cash costs per mined ounce customarily has been reported net of credits for sales of by-products from mining and also net of PGM Recycling segment margins. The table below illustrates the effect of by-product and recycling credits on the total combined cash costs per mined ounce net of credits for the combined Montana mining operations.

Cash Costs Per Mined Ounce - Combined Montana Mining Operations	Full Year 2015	Full Year 2014
Total combined cash costs per mined ounce, net of by-product and recycling credits*	$495	$538
By-product revenue credit per mined ounce	44	57
PGM Recycling income credit per mined ounce	19	23
Total combined cash costs per mined ounce, before by-product and recycling credits*	$558	$618

* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
STILLWATER MINE
The underground Stillwater Mine near Nye, Montana accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater River Valley. The mine began operations in 1986. All surface structures and tailings management facilities are located within the 2,613 acre Stillwater Mine operating permit area which is administered collectively by the Montana Department of Environmental Quality (DEQ) and the United States Forest Service (USFS). Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources to conduct its current operations. See “Item 1A - Risk Factors – Certain of the Company's properties are subject to title risk, particularly related to the validity of unpatented mining claims” for further information.
The Stillwater Mine accesses and has developed a 6.8 mile-long underground segment of the J-M Reef, on various levels between 1,900 and 7,500 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950 foot vertical shaft from the valley floor and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Additional principal levels have been developed below the 5000 level, accessed from the vertical shaft and associated ramp systems. Extensive underground rail haulage has been installed on the 5000 level to the west of the adit and 3500 levels to the west of the shaft, with future rail planned on the 2000 level. Ore from the region of the mine below the 5000 level is hauled by truck and / or rail to the shaft, where it is crushed and hoisted out of the mine. The Company is continuing to develop a decline system and additional principal mining levels to access and develop to the west and deeper areas in the central part of the mine. At the end of 2015 this decline system extended down to the 1900 level.
The headframe for the shaft at the Stillwater Mine is situated in the Stillwater Valley adjacent to the concentrator, at 5,000 feet above sea level. Ore and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, facilitate the handling of ore and waste, and improve the grinding capabilities of the concentrator. Ore produced from above the 5,000 foot elevation on the west side of the mine is hauled to the surface by rail and crushed on surface prior to being fed into the concentrator. Waste material not used for backfilling in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.
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

In 2015, approximately 63.0% of the tailings material from the mill was returned to the mine and used as underground fill material to provide support for additional mining activities. The balance was placed in permitted tailings containment areas on the surface. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. In 1998 the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, located approximately eight miles from the mine and generally referred to as the Hertzler impoundment, was placed into operation in late 2000. During 2015, the Company completed construction of the third and final permitted expansion of the Hertzler Tailings Facility allowing for tailings placement through approximately 2030 based on current operating parameters. See “Items 1 and 2 - Business and Properties - Regulatory and Environmental Matters – Permitting and Reclamation” for further information.
During 2015, ore and reef waste production at the Stillwater Mine averaged 2,049 tons, in line with the 2,051 tons produced in 2014. Historically, mill recovery of the PGMs contained in the ore have been approximately 92%. The Stillwater Mine produced 319,800 ounces of palladium and platinum, a decrease of 6.2% from the 340,800 ounces produced in 2014. The Stillwater Mine’s total costs of revenues in 2015 was $223.5 million and total cash costs, net of by-product and recycling credits, (a non-GAAP financial measure) averaged $487 per ounce in 2015 compared to $533 per ounce in 2014. Before taking the benefit of recycling and by-product sales credits into account, the Stillwater Mine’s total cash costs averaged $545 per ounce in 2015 and $606 per ounce in 2014.

Cash Costs Per Mined Ounce - Stillwater Mine	Full Year 2015	Full Year 2014
Total cash costs per mined ounce, net of by-product and recycling credits*	$487	$533
By-product revenue credit per mined ounce	39	50
PGM Recycling income credit per mined ounce	19	23
Total cash costs per mined ounce, before by-product and recycling credits*	$545	$606
* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
EAST BOULDER MINE
The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles south of the town of Big Timber and is accessed by a public road. The East Boulder Mine is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. Development of the East Boulder Mine began in 1998, and the mine commenced commercial production effective January 1, 2002 and is actively mining approximately 3.2 horizontal miles underground along the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly-owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the Custer Gallatin National Forest and administered by the DEQ and USFS. All surface facilities, including the tailings management complex, are located within a 986 acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company.
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

In 2015, approximately 49.0% of the East Boulder Mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas pursuant to requirements in the Company’s operating permits. The remaining permitted impoundment area has an estimated staged life of approximately 15 years at the original planned production and processing rate of 2,000 tons per day. During 2015, ore and reef waste production at the East Boulder Mine averaged 1,589 tons per day, compared to 1,434 tons per day during 2014. Mill recovery of the PGMs contained in the ore was approximately 91% for the year ended December 31, 2015 and approximately 90% for the years ended December 31, 2014 and 2013. The East Boulder Mine produced 201,000 ounces of PGMs in 2015, an increase of 13.6% compared to the 176,900 ounces of PGMs produced in 2014, reflecting production in 2015 from a stope block in the Graham Creek area. The East Boulder Mine’s total costs of revenue was $134.7 million and total cash costs, net of by-product and recycling credits, (a non-GAAP financial measure) were $508 per ounce in 2015 compared to $547 per ounce in 2014. Excluding the benefit of recycling and by-product credits, total cash costs were $581 per ounce in 2015 and $641 per ounce in 2014.

Cash Costs Per Mined Ounce - East Boulder Mine	Full Year 2015	Full Year 2014
Total cash costs per mined ounce, net of by-product and recycling credits*	$508	$547
By-product revenue credit per mined ounce	53	71
PGM Recycling income credit per mined ounce	20	23
Total cash costs per mined ounce, before by-product and recycling credits*	$581	$641
* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
METALLURGICAL COMPLEX
SMELTER
The Company owns and operates a smelting facility situated along Interstate 90 in Columbus, Montana. The smelting facility consists of two electric furnaces, two top blown rotary converters (TBRCs), a matte granulator, and gas handling and solution regeneration systems. During 2009 the Company completed construction of a new primary 150 ton-per-day smelter furnace. This second, larger furnace allows room for growth in future processing volumes, partially mitigates potential operational risk by providing some redundancy (virtually all of the Company’s metal production is dependent on the availability of the smelting facility), and provides capacity for the Company to continue processing during periodic scheduled maintenance shutdowns. After stripping out the old refractory material from the original furnace during 2010, the furnace structure was re-bricked during 2011 and reconfigured during 2012 as a “slag cleaning” furnace. In this configuration, slag tapped from the primary furnace is transferred into the original furnace, providing additional residence time for PGM matte to separate from the slag material, with the intent of increasing metal recoveries. Reconfigured as such, the slag cleaning furnace also serves as a backup for the primary furnace if needed.
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
The gases released from the smelting operations are routed through a gas / liquid scrubbing system, which removes approximately 99.8% of the contained sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide into gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by farmers as a soil amendment.

BASE METAL REFINERY
The Company’s base metal refinery is located on property the Company owns adjacent to the smelter in Columbus, Montana.
The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves out the nickel, copper, cobalt and any residual iron from the PGM-bearing converter matte. The copper and nickel ultimately are marketed as by-products. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product from approximately 2% PGMs to approximately 50% PGMs.
The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to a third-party precious metal refinery in New Jersey under a toll-processing agreement that provides the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity palladium and platinum sponge; and refined rhodium, gold and silver are also separately returned to the Company’s account. Refined metals from the Company's mine production are sold to JM and Tiffany & Co.; refined metals from the Company's recycling segment are normally delivered to the Company’s counterparties. The Company pays its refiner a per-ounce refining charge for toll processing of the refined filter cake, and the refiner also retains a small percentage of the contained metals.
PGM RECYCLING
The Company regularly sources spent catalytic converter materials containing PGMs from third-party suppliers and processes them through its metallurgical complex. The recycling materials are either purchased outright by the Company for its own account or are toll processed on a fee basis with the contained metals being returned to the supplier of the material. The third-party suppliers collect recycling materials primarily from automobile repair shops and automobile yards that process scrapped vehicles. The Company also extracts PGMs from petroleum refinery catalyst and other PGM bearing materials normally on a tolling basis.
Upon receipt of the recycling materials at the Columbus smelter, they are weighed, crushed and sampled prior to being commingled with mine concentrates for smelting in the electric furnace. Nickel and copper sulfides which occur naturally in the mine concentrates act as a metallurgical collector in the smelting furnace to facilitate extraction of the PGMs from the recycled material.
In connection with acquiring spent automotive catalysts for recycling, the Company may advance funds to its established suppliers prior to receiving the physical material in order to facilitate procurement efforts. Total outstanding procurement advances to recycling suppliers totaled $4.4 million, $7.3 million and $6.9 million at December 31, 2015, 2014 and 2013, respectively. The Company normally advances against a portion of the value of specific shipments that either are on the dock or are physically in transit to the Company’s processing facilities.
Recycled PGM ounces sold in 2015 decreased to 340,200 ounces from 384,400 ounces in 2014. In addition to material purchased for its own account, the Company processed 205,000 ounces of PGMs on a tolling basis in 2015, more than doubling the 72,800 tolled ounces in 2014. In total, recycled volumes fed to the smelter in 2015 were 551,100 PGM ounces, an increase of 17.4% from 469,400 ounces in 2014. The increased volumes in 2015 reflect a gain in market share from new tolling agreements.
The Company records revenue and costs of metals sold for the processing of these recycled materials separately from mine production revenue and costs. Revenues from PGM recycling decreased to $310.2 million in 2015, from $401.7 million in 2014 and $560.6 million in 2013. Recycling costs of metals sold were $300.7 million, $391.5 million and $527.4 million for 2015, 2014 and 2013, respectively. The largest share of recycling costs is associated with purchasing material for processing. Earnings before tax from the PGM Recycling segment in 2015, 2014 and 2013, including financing charges to customers, were $10.2 million, $11.7 million and $35.5 million, respectively.

Because of the quantities of purchased recycling material typically processed through its smelter and base metal refinery and the time required for processing, the Company normally carries large inventories of recycling material in process. As part of the Company's risk mitigation program the related ounces are typically hedged so the Company is not exposed to commodity price fluctuation on this material. Working capital associated with these recycling activities, which includes inventories and advances, was $37.4 million, $61.5 million and $76.1 million at December 31, 2015, 2014 and 2013, respectively.
EXPLORATION AND DEVELOPMENT
Montana, U.S.A.
The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling which consists of an array of over 900 drill holes. Historical exploration activities also included driving two exploratory underground adits that are not currently in active use, the West Fork adit and the Frog Pond adit, and then drilling core samples from within these adits. Evaluation of the J-M Reef segments not currently mined in the Stillwater Complex support the existence of mineralized material over the remaining strike length. Exploration to date has defined sufficient proven and probable ore reserves, based upon historical conversion rates, to sustain mining for a number of years into the future at current mining rates. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore reserves category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
A key element of the Company’s development activities at its Montana mines consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder mines, which provides access for definition drilling and evaluation. These ongoing activities also include constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine planning to replace depleted ore reserves. Costs incurred in connection with capitalized mine development at the Company's existing mining operations (excluding the Blitz development in 2015 and excluding both the Blitz and Graham Creek developments in 2014 and 2013) were $57.0 million, $68.6 million and $60.0 million in 2015, 2014 and 2013, respectively. These capitalized mine development costs are included in total capital outlays. Development spending at the Montana mining operations in 2016 is planned to be broadly similar to 2015.
The following table outlines measures used by the Company to gauge progress on resource development activities:

Location and Development Activity	2015	2014	2013
Stillwater Mine
Primary development (equivalent feet)(1)	35,100	30,930	24,130
Footwall lateral (equivalent feet)(1)	13,670	10,760	8,647
Definition drilling (feet)	412,560	354,500	306,500
East Boulder Mine
Primary development (equivalent feet)(1)	6,300	11,460	11,570
Footwall lateral (equivalent feet)(1)	3,100	7,850	5,947
Definition drilling (feet)	310,346	172,800	156,750
(1) Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
The Company is continuing to develop new mining infrastructure adjacent to its current operations along the J-M Reef. The Blitz development includes three principal elements: (i) a tunnel boring machine, or TBM, targeting to drive approximately 23,000 feet of access tunnel to the east from the existing Stillwater Mine infrastructure; (ii) a second underground drift parallel to the TBM drive and approximately 600 feet above it, driven by conventional methods; and (iii) the permitting and construction of a new surface Benbow Exploration Portal Decline intended to intersect the two Blitz drifts approximately four miles to the east of the existing Stillwater Mine facilities. During 2015, the Company received the permit and initiated construction of surface facilities to support the Benbow Exploration Portal Decline. Construction of the decline is expected to commence in the third quarter of 2016. The new surface portal will be conventionally driven and is intended to provide ventilation and emergency egress for the Blitz area. The TBM acquired for Blitz was fully commissioned during the fourth quarter of 2012 and is currently in operation. Construction of the second conventional drift is also in progress. As these drives advance, definitional and probe drilling will be performed to further enhance the Company’s understanding of the geology in this area. Total cost of the Blitz development is expected to be approximately $205 million, of which approximately $78.4 million has been incurred through the end of 2015. Estimated costs (and costs incurred to date) do not include capitalized interest and capitalized depreciation.

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
In March 2012, Mitsubishi Corporation acquired a 25% interest in the Marathon project and associated properties from the Company. Mitsubishi assumed responsibility for funding its 25% share of operating, capital and exploration expenditures on the Marathon project. Under a related supply agreement, Mitsubishi was entitled to purchase up to 100% of the project's PGM production. In the fourth quarter of 2015, the Company purchased Mitsubishi's 25% interest in the Marathon PGM-copper project and related properties for a total cash consideration of $5.2 million. The total cash consideration was comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by the Marathon project. While a modest exploration program continues at Marathon, development plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets.
During 2012 the Company commissioned an updated third-party engineering feasibility study of the Marathon project, with the intent of verifying work done previously and completing detailed project design and economics. However, the updated feasibility study which became available in late 2013 showed that the project, as designed, did not provide an acceptable rate of return to justify development. The proposed mining plan was burdened by high third-party processing charges, increased capital and operating costs, a relatively short operational life and low copper concentrate grades. Consequently, at the end of 2013 the Company put on hold further environmental assessment review, reclassified Marathon as an exploration-stage asset, and ceased reporting proven and probable ore reserves on the property. At December 31, 2013, the Company recognized an impairment, reducing the Marathon properties' carrying value from $228.6 million to an estimated fair value of $57.2 million.
As a result of inquiries received during the second quarter of 2015 into the Marathon project, the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. At June 30, 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Asset Impairment" and "Note 4 - Asset Impairment" to the Company's 2015 consolidated financial statements for more information.
During 2015, the Company conducted a limited exploration program at Marathon. The Company expects to continue this same level of exploration activity at Marathon in 2016. In the meantime, the Company has scaled back the staffing associated with the Marathon assets.
San Juan Province, Argentina
In October 2011, the Company acquired Peregrine Metals Ltd., a Canadian exploration company whose principal asset is the Altar project, a large Andean Porphyry copper-gold deposit located in the San Juan Province of Argentina. The property consists of eight wholly-owned mining concessions and five optioned mining concessions. Seven of these mining concessions are subject to production royalties, including a 1% net smelter royalty, and four other concessions are subject to a 2% net smelter royalty.
The Altar project is located in the Andes Mountains of Argentina, approximately 10 kilometers from the Argentina-Chile border, and approximately 180 kilometers west of the city of San Juan.
Altar is an exploration-stage project. The project is primarily a copper-gold porphyry deposit with potential for discrete peripheral gold system targets. The Altar deposit currently exhibits open mineralization in most directions.

The field season in the Andes Mountains typically extends from December through April. The Company's 2014 through 2015 exploration program did not include drilling and was limited to surface mapping and collection of baseline environmental data. The objectives for the 2016 exploration season include a limited (5,500 to 6,500 meter) program of diamond drilling to test prospecting and geophysical anomalies generated during the 2014 / 2015 field season, plus continue with surface mapping and collection of baseline environmental data. The Company has posted a technical report that summarizes the cumulative drill results through 2013 on its website, www.stillwatermining.com.
During the third quarter of 2013, the Company identified certain events and changes in circumstances with regard to the Altar property that in the opinion of management were indicators of possible impairment. Continuing uncertainty in the legal and business climate in Argentina, announcements of reduced investment or the placement on care and maintenance of certain projects in the vicinity of the Company's Altar mineral property, significant changes in the global mining industry and on-going technical reviews within the Company were all considered in the Company's assessment. Considering these events individually and in the aggregate, the Company concluded to test the Altar mineral property for impairment at September 30, 2013. As a result, the Company's third quarter 2013 financial results included a $290.4 million ($226.5 million, net after taxes) impairment charge to net income for the Altar mineral property. Please see "Note 4 - Asset Impairment" to the Company's 2015 consolidated financial statements for a more complete discussion of asset impairment.
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
OTHER PROPERTIES
The Company owns a warehouse facility in Columbus, Montana and leases office space in Columbus, Montana and Littleton, Colorado. The Company owns parcels of rural land in Stillwater and Sweet Grass Counties in Montana near its mines and metallurgical complex and additional commercial properties in the communities of Columbus and Big Timber, Montana. Subsidiaries of the Company own residential and commercial properties in Marathon, Ontario which are used as support facilities for operations and exploration projects at the Marathon properties. The Company’s subsidiaries lease office space in Argentina and Chile. The Company’s corporate office is located in the office space leased in Littleton, Colorado. The annual expense for the office leases in Montana and Colorado totals approximately $0.1 million.
EMPLOYEES
At December 31, 2015, the Company employed 1,439 people. The following table shows the distribution of Company employees (excluding contractors) involved in each of the Company's activities:

SITE	December 31,
	2015	2014	2013
Stillwater Mine	784	942	1,057
East Boulder Mine	410	419	414
Smelter and Refinery Complex	178	187	196
Administrative Support	58	61	75
Canadian Operations	2	3	18
South American Operations	7	7	13
Total	1,439	1,619	1,773
The Company's represented workforce at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steel Workers of America (USW) and are covered under two separate collective bargaining agreements. One of these agreements, covering employees located at the Stillwater Mine and the Company's processing facilities in Columbus, expired on June 12, 2015. Following the expiration of this agreement, employees located at these sites voted twice, and twice rejected, a tentative labor agreement reached on May 27, 2015 that was recommended by the (USW) International Union Local 11-0001. Following the votes, employees continued to work under the terms of the previously expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse and that it would implement its last, best and final contract offer, which was the same agreement previously rejected by the represented employees. The Company implemented the new agreement on September 1, 2015, which included:

•	no increase in base wages for each of the first two years of the agreement; and

•	simplification of the incentive program and the introduction of metrics in the incentive program that align employee activities and shareholder outcomes.

On January 29, 2016, employees located at the Stillwater Mine and Columbus processing facilities voted again and ratified a four year contract. The new agreement essentially mirrors the Company's last, best and final contract offer, which the workers have been working under since September 1, 2015. The contract agreement was retrospectively effective to June 2, 2015.
Separately, the Company was party to a four-year labor agreement covering all hourly workers at the East Boulder Mine that was scheduled to expire on December 31, 2015. On December 15, 2015, the union membership at the East Boulder Mine ratified a four year contract. The new agreement essentially rolls forward the previous contract, including a provision for no increase in base wages for each of the first two years of the agreement and other minor modifications. The effective date for this contract is January 1, 2016. See "Item 1A - Risk Factors – Limited availability of skilled mining and management personnel may affect the Company’s ability to achieve its production targets" for further information.
MAJOR CUSTOMERS
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
During 2015, JM purchased all of the Company's mined PGM production (excluding the platinum ounces delivered under a separate agreement with Tiffany & Co.). Approximately 57.2% of the Company's total revenues for the year ended December 31, 2015 were derived from mine production.
This significant concentration of business with JM could leave the Company without precious metals refining services should JM experience significant financial or operating difficulties during the contract period. See "Item 1A -Risk Factors - The Company's sales arrangements concentrate all of the Company's final refining activity and a large portion of its PGM sales from mine production with one entity" for further information.
PGM SALES AND HEDGING
MINE PRODUCTION
The Company sells its palladium, platinum, rhodium, gold and silver through established trading relationships. Refined PGMs of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. After final refining, by-product gold, silver and rhodium are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products from the Company’s base metal refinery are produced at less than commercial grade, so prices for these metals typically reflect a modest quality discount. By-product sales are included in revenues from mine production. During 2015, 2014 and 2013, total revenues from by-product (copper, nickel, gold, silver and mined rhodium) sales were $23.1 million, $29.6 million and $27.1 million, respectively.
The Company has a market-based platinum supply agreement in place with Tiffany & Co., through the end of 2016. At present the Company sells the remainder of its PGM mine production to JM under a five-year arrangement that commenced in July, 2014. Pricing is based on spot prices.
Currently, none of the Company’s mine production is committed under forward sales or other hedging arrangements that would result in a firm price well in advance of delivery. See "Note 6 - Derivative Instruments” to the Company’s 2015 consolidated financial statements for further information.

PGM RECYCLING
The Company has available capacity in its smelter and base metal refinery and purchases catalyst materials from third-parties for recycling in those facilities to recover PGMs. In addition to purchased material the Company toll processes third-party material for a fee and returns the PGM's to the supplier after final processing is complete.
The Company enters into sourcing arrangements with suppliers for spent catalyst material. Under these sourcing arrangements, the Company may advance cash to the suppliers, based on a percentage of the estimated PGM content, as spent catalyst materials are ready for shipment or in-transit to the Company’s facilities. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company. The Company also enters into tolling agreements with suppliers for spent catalyst. See “Item 1A - Risk Factors – The Company's recycling business segment is dependent on relationships with third-party suppliers and has other credit and operational type risks” for further information
The Company regularly enters into fixed forward sales related to recycling of catalysts. These fixed forward sales transactions in the recycling business are not accounted for as derivatives as they qualify as “normal purchases / normal sales” under generally accepted accounting principles. Metals contained in recycled materials are generally sold forward at the time the material is purchased and then are delivered against the forward sales contracts when processing is completed and the finished ounces are recovered. Volumes sold forward are trued up as final assays are completed.
All of the Company’s recycling forward sales transactions open at December 31, 2015, will settle at various periods through June 2016. See "Note 6 - Derivative Instruments” to the Company’s 2015 consolidated financial statements for more information. The Company has credit agreements with certain of its major trading partners that would require the Company to make margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding at December 31, 2015, 2014 or 2013.
OTHER
Periodically, the Company acquires PGMs in the open market for resale to third parties or to settle small volume differences. There were no open market purchases or sales during the year ended December 31, 2015. The Company recognized revenue of $5.3 million on PGMs acquired in the open market and simultaneously resold to third parties during the year ended December 31, 2014. This revenue is shown as Other revenues and the associated acquisition cost is shown as Other costs and expenses in the Consolidated Statements of Comprehensive (Loss) Income contained in the Company's 2015 consolidated financial statements.
TITLE AND ROYALTIES
Montana, USA
The Company holds 1,536 patented and unpatented lode, placer, tunnel site or mill site claims in Montana comprising approximately 23,400 acres along the trend of the J-M Reef mineral zone and on adjacent private or federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for ongoing exploration and surface operations. The Company presently maintains 1,366 active unpatented lode, placer, tunnel site or mill site claims. See “Item 1A -Risk Factors – Certain of the Company's properties are subject to title risk, particularly related to the validity of unpatented mining claims” for further information.
Of the Company’s 1,536 controlled claims, 868 claims are subject to production royalties, including 840 claims subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation, 143 claims subject to a 0.35% net smelter royalty payable to the Mouat family, and 115 claims subject to both royalties. During 2015, 2014 and 2013, the Company incurred total royalty expense of $16.1 million, $22.8 million and $17.9 million, respectively.
Ontario, Canada
The Company currently holds mining claims and crown leases covering the more prospective portions of the Port Coldwell Intrusive Complex. The Coldwell Complex is located near the northern shore of Lake Superior adjacent to the town of Marathon, Ontario and hosts the Marathon PGM-copper deposit. The Company’s aggregate property holdings in the Coldwell Complex include 43 crown leases and 82 mining claims. Each of the crown leases conveys to the Company certain mining rights, surface use rights, or combined surface and mining rights. Of the total area controlled under crown leases approximately 84% include both surface and mining rights. Applications have been submitted for mining and surface leases on an additional 21 mining claims in order to expand the Company's crown leasehold position across the entire footprint of the Marathon property.

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
Vaaldiam Mining Inc. retains a 1% net smelter return royalty on all mineral products produced from the first six mining concessions at Altar. The original underlying concession owners also jointly hold a net smelter return royalty of 1% (the Robledo royalty) on four of the first six concessions. Until the mine achieves commercial production or the Company exercises its right to purchase the Robledo royalty, aggregate payments of US$80,000 are payable annually. On the date of commencement of commercial production, the annual payments cease and the Robledo royalty becomes effective. The annual payments are in addition to, and not an advance against, the Robledo royalty.
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

REGULATORY AND ENVIRONMENTAL MATTERS
United States
The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration activities which could involve the discharge of materials and contaminants into the environment, the investigation and cleanup of such discharges, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Resource Conservation and Recovery Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused is subject to frequency review by the regulatory agencies which could affect the Company’s facility design, operations, and permitting requirements. In addition, expansions, modifications or upgrades to the Company’s mines and other systems may be delayed by permit review processes, and any operations deemed to be non-compliant with permits could be ordered to cease operations pursuant to applicable environmental laws and regulations. The Company could be required to conduct investigatory and remedial actions to mitigate pollution conditions caused by or attributed to its operations or former operations. See “Item 1A - Risk Factors – The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming” for further information.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts the Company currently anticipates. The Company attempts to anticipate future regulatory requirements that might be imposed and plans accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.
Hazardous Substances and Waste
The Company’s operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid wastes and hazardous wastes. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment.

While some of the industrial wastes generated by the Company’s operations are excluded from hazardous wastes regulations, the Company also generates industrial wastes that are subject to the requirements of the RCRA, and comparable state statutes. The Company generates relatively little hazardous waste; however, it is possible that other wastes, which could include wastes currently generated during the Company’s operations, will in the future be designated as “hazardous wastes” and will as a result become subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on the Company’s capital expenditures and operating expenses.
The Company currently owns or leases properties where hazardous substances and wastes are being or have been handled for many years. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators, or wastes disposed of by the Company in compliance with laws in effect in the past that have been subsequently amended), to clean up contaminated property (including contaminated soil and groundwater) or to perform remedial operations to prevent future contamination. The Company is not currently aware of any facts, events or conditions relating to such requirements that could materially impact its operations or financial condition. The Company annually reports to the U.S. Environmental Protection Agency (EPA) releases of hazardous or toxic substances to the extent they exceed certain federal thresholds.
Air Emissions
The Company’s operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including ventilation exhaust used at the Company’s mines as well as smelting and refining stack emissions from its processing operations, and also impose various monitoring and reporting requirements. For example, the mining smelting and refining operations are subject to particulate matter, carbon monoxide and nitrogen oxide limits under the federal New Source Performance Standards, in addition to stringent sulfur dioxide (SO2) limits at the Company's smelting operations. In June 2010, the EPA issued new National Ambient Air Quality Standards (NAAQS) for SO2, and replaced 24-hour and annual standards with a more stringent hourly standard. In May 2014, the EPA proposed to allow states to use single-source modeling, as well as monitoring, to assess whatever areas meet the standard. The EPA has designated only portions of the country, and is delaying designations for most counties, including Stillwater County. Such laws and regulations may require that the Company obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emission and operational limitations and utilize specific emission control technologies to limit emissions. The Company’s failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. The Company may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with newly issued NAAQS, as well as obtaining and maintaining operating permits and approvals for air emissions.
Water Discharges
The Federal Water Pollution Control Act (Clean Water Act) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into state waters as well as waters of the U.S. and on construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require the Company to monitor and sample the storm water runoff from certain of its facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. As permits are periodically renewed, discharge restrictions may be added or modified, which could result in significant additional compliance costs to the Company. During 2015, the Company completed renewal of water discharge permits at both its Stillwater and East Boulder mines. These renewed permits include more stringent water quality discharge limits including a 58-month compliance schedule for the Company to meet compliance with the new permits. While these new limits may require some operational and / or water management changes, the Company believes that compliance with existing permits and with foreseeable new permit requirements will not have a material adverse effect on its financial condition, results of operations or cash flows.

Climate Change and Greenhouse Gas Emissions
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005, as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a GHG emission reduction target of 17% compared to 2005 levels. In November 2014, President Obama expanded this goal, proposing to cut U.S. GHG emissions by 26% to 28% of 2005 levels by the end of 2025. President Obama committed the U.S. to achieve these reductions as part of the 2015 Paris Climate Accord. The effect of these international efforts to address climate change on the Company’s operations cannot be determined with any certainty at this time.
In the U.S., legislative and regulatory initiatives are underway to limit GHG emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. In addition, The U.S. Supreme Court determined in a 2007 ruling that GHG emissions are "air pollutants" within the meaning of the federal Clean Air Act (CAA), and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. In June 2014, however, the Supreme Court invalidated portions of the federal Tailoring Rule, but the ruling upheld the EPA's authority to require new or modified facilities that already are subject to permitting requirements for conventional pollutants to comply with Best Available Control Technologies (BACT) for GHGs, as well. In 2015, EPA rescinded the portions of the Tailoring Rule overturned by the Supreme Court. EPA also has indicated that those sources subject to permitting for conventional pollutants will be required to access BACT for GHG if the new source or the modification will result in an annual increase of 75,000 tons per year of carbon dioxide equivalent (CO2e), EPA is planning to propose a rule codifying this requirement in 2016.
In 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the U.S. beginning in 2011 for emissions in 2010. The Company’s facilities annually calculate the GHG emissions and compare these amounts against reporting thresholds however the Company is not required to report GHG emissions at this time. Additionally, the assessment of GHG emissions is becoming an increasingly important part of National Environmental Policy Act (NEPA) assessments, and as a result the Company may be required to mitigate its GHG emissions in connection with any future NEPA review.
Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of future GHG regulations and related developments.
Other Environmental Matters
In an effort to protect the health of the Company's workforce, the Company employs various measures to ensure it is complying fully with strict Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners. These measures include using catalytic converters, filters, and enhanced ventilation regimens, modifying certain mining practices underground that tend to create concentrations of DPM, and utilizing various blends of biodiesel fuel. The Company believes its underground operations at the Stillwater and East Boulder mines are in compliance with MSHA’s existing stringent DPM standards. However, no assurance can be given that any lack of compliance in the future will not impact the Company.
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
PERMITTING AND RECLAMATION
Operating Permits 00118 and 00149 issued by the Montana DEQ encompass approximately 2,613 acres at the Stillwater Mine located in Stillwater County, Montana and 986 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 852 acres have been disturbed at the Stillwater Mine, and 210 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
Reclamation regulations affecting the Company’s operations are promulgated and enforced jointly by the Montana DEQ and the USFS. For regulatory purposes, reclamation means returning the post-mining land to a state which has stability and utility comparable to adjacent, undisturbed areas. Major reclamation requirements include stabilization and re-vegetation of disturbed lands, controlling storm water and drainage from portals and waste rock dumps, removal of roads and structures, the treatment and elimination of process solutions, the reclamation of major tailings storage facilities and the treatment and management of mine water prior to discharge in compliance with standards and visual mitigation.
Permits governing air and water quality are issued to the Company by the Montana DEQ, which has been delegated such authority by the federal government. Operating permits issued to the Company by the Montana DEQ and the USFS do not have an expiration date but are subject to periodic reviews. The reviews evaluate bonding levels, monitor reclamation progress, and assess compliance with all applicable permit requirements, mitigation measures and state and federal environmental standards. Closure and reclamation obligations are reviewed and reassessed by the agencies and the Company on a five year rotating schedule. The closure and reclamation obligations at the East Boulder Mine was reviewed and updated in 2014 in accordance with the five year requirement. The Stillwater Mine bond is currently under review and the Company anticipates posting an updated bond during the first half of 2016. Bonding and financial guarantees are posted with the agencies to cover final reclamation costs at the end of the reconciliation and reassessment process.
The Company’s environmental expenses for Montana operations were $4.6 million, $4.7 million, and $4.6 million in 2015, 2014 and 2013, respectively. The Company had capital outlays for environmental facilities during 2015, 2014 and 2013 of $10.0 million, $16.3 million and $2.0 million, respectively. The primary driver of the increase in capital outlays for 2015 and 2014 was completion of the Hertzler tailings expansion taking place at the Stillwater Mine and expansion of the tailings facility at the East Boulder Mine. The Company’s ongoing operating expenditures for environmental compliance are expected to be broadly in the range of previous years and will be expensed as incurred.
Ontario, Canada
During 2016 the Company expects to advance with a modest exploration program for the Marathon project in Canada.
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
Significant quantities of palladium and platinum are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past the Russian Federation has held large inventories of palladium as a strategic stockpile, exporting and selling substantial volumes from time to time without warning into the market. There is no official disclosure of the current size of the Russian palladium inventories or clarity as to plans for future sales, but some observers have suggested that reduced exports in recent years indicate the Russian government inventories now are nearly depleted. Also, exchange-traded funds (ETFs) for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy higher average revenue per PGM ounce than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production and consequently, on a relative basis, are not as directly affected by changes in the prices of palladium and platinum. See “Global Supply” below. New mines may be developed over the next several years, potentially increasing supply. Furthermore, the volume of PGMs recovered through recycling of scrap sources, mostly spent automotive and industrial catalysts, is increasing. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Item 1A - Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
GLOBAL DEMAND
JM estimates that in 2015 gross demand for palladium fell by approximately 12.0% to 9.39 million ounces from 10.67 million ounces in 2014. In its "PGM Market Report November 2015"; JM reported that during 2015, palladium demand increased in the automotive catalyst and industrial applications; however, demand for palladium in jewelry and investment declined.
•The principal application for palladium is in automotive catalytic converters that reduce harmful emissions from internal combustion engines. In 2015, this industry consumed approximately 7.50 million ounces or approximately 79.8% of 2015 gross worldwide palladium demand. (If investment demand is excluded, automotive consumption represented approximately 76.5% of total palladium demand in 2015, a slight increase from the 76.3% in 2014.)
•Palladium is used industrially in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices; in dentistry as a component of some fillings; and in chemical processes as a catalyst. JM indicates gross year-on-year industrial sector demand for palladium increased during 2015 by 1.1% to approximately 2.06 million ounces. JM estimates that this sector comprised approximately 21.9% of total 2015 palladium demand (21.0% excluding net investment demand).
•Total palladium jewelry demand worldwide for 2015 is estimated by JM to have decreased by approximately 12% from the previous year to approximately 240,000 ounces. Palladium is used directly in jewelry fabrication, and in some regions it is alloyed with gold to make white gold.
•JM reported net investment liquidation for palladium of 400,000 ounces in 2015 compared to net investment demand of approximately 931,000 ounces during 2014, a year on year change of 1.33 million ounces.

The effect of introducing ETFs for palladium and platinum has been to broaden access for retail investors seeking exposure to PGMs but also seems to have increased market pricing volatility. JM estimates that in 2015 there was a worldwide deficit of approximately 400,000 ounces in global palladium supply (including PGMs from recycling), as continuing growth in automotive demand has outstripped new production. The draw-down of above-ground inventories of finished metal and investment holdings appears to have made up the deficit. Based on the London market, the market price of palladium during 2015 ranged from a low on August 26, 2015, of $524 per ounce, to a high of $831 per ounce on March 3, 2015, and closed 2015 at a price of $555 per ounce.
Charts reproduced from the JM "PGM Market Report November 2015".
JM has estimated that in 2015 total demand for platinum increased by approximately 0.1% to 8.30 million ounces from 8.20 million ounces in 2014.
•Platinum purchases by the auto catalyst sector grew during 2015 to 3.47 million ounces from 3.27 million ounces in 2014, reflecting a gradual recovery during 2015 in the European auto market. Platinum benefited from the implementation of Euro 6b emissions limits in 2015, leading to higher average platinum loadings on European diesel cars. Platinum also benefited from reversing prior year trends with substitution of palladium with platinum in the diesel sector.
•Jewelry demand for platinum declined by 8.5% to approximately 2.65 million ounces in 2015. The decrease reflects a decrease in Chinese jewelry demand but partially offset by a new marketing campaign launched in India.
•Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. JM projects that gross industrial consumption of platinum during 2015 increased by approximately 3.0% to 1.82 million ounces.
Over the past decade, platinum's considerable pricing premium over palladium had driven substitution of palladium for platinum in diesel catalytic converters. The technical limit on palladium substitution reportedly rose to as much as 50% of the total PGMs in specific diesel catalytic converters, although JM has estimated that current diesel production models on average contain approximately 30% palladium. For gasoline-powered cars, many current models use only palladium and rhodium, with no platinum at all in the catalytic converter.
The outlook for platinum demand during 2016 will depend on the health of the auto market in Europe, which remains the largest market for platinum. Jewelry demand also plays a key role in the demand for platinum and, as a discretionary market, is particularly sensitive to metal prices. However, the platinum pricing outlook in 2016 probably will depend on supply side issues including the potential of higher auto scrap volumes that were impacted by weak PGM and steel prices as well as on European economic recovery and jewelry demand.

JM estimates that worldwide platinum production in 2015 (including recycling) trailed total demand by approximately 0.65 million ounces. Again, this shortfall presumably was met from above-ground inventories and from stocks in the production pipeline. The price of platinum during 2015, based on the London market, ranged from a high of $1,285 per ounce reached on January 21, 2015, compared to a low of $827 per ounce on November 27, 2015. Platinum closed the year trading at $868 per ounce. See “Item 1A - Risk Factors – Users of PGMs may reduce their consumption and substitute other materials for palladium and platinum" for further information.
GLOBAL SUPPLY
JM estimates that total palladium supplied to market in 2015 (including recycled material) totaled approximately 8.97 million ounces, up 2.4% from 8.76 million ounces in 2014. Most of this gain is attributable to the recovery in South African output post the 2014 labor strikes, offset by a decrease in the autocatalyst scrap market.
The leading global sources of palladium and platinum are mines located in the Republic of South Africa and the Russian Federation. JM estimates that (excluding recycling) South Africa provided approximately 39% of the palladium and 74% of the platinum sold worldwide during 2015. The same report also estimates that the Russian Federation, mainly as a by-product of nickel production from Norilsk Nickel, provided approximately 40% of the palladium and nearly 12% of the platinum sold worldwide in 2015 (see charts below). (These charts include recycling as part of new supply.)
Chart data extracted from JM 'PGM Market Report November 2015".
Supply numbers provided by JM are for metals entering the market and do not necessarily represent metals actually produced during the years shown. For palladium, historically this may constitute a significant year-to-year difference because of unpredictable releases out of the strategic state inventories held by the Russian Federation, as well as those held by the auto companies and investors. According to JM, worldwide mine production of palladium in 2015 is estimated at 6.45 million ounces, up approximately 7.5% from the 6.0 million ounces produced in 2014. Annual worldwide mine production of platinum for 2015 is estimated to be 5.84 million ounces, up 13.8% from approximately 5.13 million ounces in 2014, again mostly reflecting recovery in South African output.
In addition to mine sources, PGMs are recovered from recycling of automotive catalytic converters acquired from scrap dealers, and to a lesser extent from industrial catalyst materials, jewelry and electronic scrap. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. JM estimates 2015 worldwide recoveries from recycling provided 2.52 million ounces of palladium and 1.81 million ounces of platinum, down from 2.75 million ounces of palladium and 2.07 million ounces of platinum in 2014.

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
JM’s outlook for palladium in 2016 is a further continuation of the trends seen in 2015. Increases in mine production continue to be limited with anticipated marginal growth in demand from automotive, industrial and jewelry sectors. Supply growth is expected from the recycle auto sector as inventory building by scrap collectors is reversed. Supply to market will be heavily dependent on investment in and out flows.
The platinum market in 2016 has a similar outlook from JM. Worldwide mine production is expected to stabilize and the only real potential for supply growth coming from the autocatalyst recycling sector. Efforts to close down uneconomic mining operations have met with fierce political opposition, slowing if not altogether blocking efforts to rationalize South African platinum production. The South African rand has continued to weaken against the U.S. dollar, improving the South African producers' profitability and potentially reducing the urgency to rationalize their production levels.
PRICES
The Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices, and PGM prices can fluctuate widely. The Company does have the ability to hedge prices in order to mitigate some of the Company’s price exposure, although management believes that in general the Company's shareholders prefer to accept its unhedged PGM price exposure for mined production. Except for materials purchased in its recycling activities, the Company does not currently hedge any of its mined PGM production and is fully exposed to fluctuations in PGM prices. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting the Company” and “Cautionary Information Regarding Forward-Looking Statements” for further information.
The volatility of palladium and platinum prices is illustrated in the following table of the London market of annual high, low and average prices per ounce since 2006. The accompanying charts also demonstrate this volatility. See “Item 1A - Risk Factors – Volatility in the market price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability” for further information.

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010	$797	$395	$526	$1,786	$1,475	$1,610
2011	$858	$549	$734	$1,887	$1,354	$1,720
2012	$722	$565	$644	$1,729	$1,390	$1,552
2013	$774	$643	$725	$1,736	$1,317	$1,487
2014	$911	$702	$803	$1,512	$1,178	$1,385
2015	$831	$524	$692	$1,285	$827	$1,053
2016*	$550	$470	$503	$957	$814	$872
* (Through February 12, 2016)
History has shown that the market price of palladium can be extremely volatile. During the last 10 years the price of palladium has fluctuated from a low of $164 per ounce in December 2008 to a high of $911 per ounce in September 2014. During 2015 palladium averaged $692 per ounce for the year overall, ending the year quoted in the London market at $555 per ounce. On February 12, 2016, the market price of palladium in the London market was $527 per ounce.

The year 2015 saw volatility in the platinum price which averaged $1,053 per ounce for the year and ended 2015 quoted in the London market at $868 per ounce. On February 12, 2016, the London market price for platinum was $957 per ounce.

AVAILABLE INFORMATION
The Company’s Internet website is www.stillwatermining.com. The Company makes available free of charge through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate proxy statements and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC. These documents will also be provided free of charge in print upon request.
The Company also makes available on its website its Corporate Governance Principles, Business Ethics and Code of Conduct Policy, Code of Ethics for Chief Executive and Senior Financial Officers and the Charters of the Audit, Compensation, Corporate Governance and Nominating, Health, Safety and Environment and Technical and Ore Reserve Committees of its Board. Information on the Company’s website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
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
A prolonged or significant economic contraction in North America, Europe or in any of several other key regions worldwide can put downward pressure on market prices of PGMs, particularly if demand for PGMs declines in connection with reduced automobile demand and more restricted availability of investment credit. If investors release substantial volumes of PGMs into the market from stockpiles, ETF holdings or otherwise, the increased supply can reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly the significant weakening of the South African rand or Russian ruble, can reduce relative costs of production and improve the competitive cost position of South African and Russian PGM producers. This in turn could reduce the worldwide competitiveness of the Company’s North American operations and make new PGM investment more attractive in South Africa and Russia.
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
Extended periods of high commodity prices may create economic dislocations that may be destabilizing to PGM supply and demand and ultimately to the broader markets. Periods of high PGM market prices generally are beneficial to the Company’s financial performance. However, strong PGM prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for PGMs, and at the same time may incentivize development of otherwise marginal mining properties. See “Item 1A - Risk Factors – Users of PGMs may reduce their consumption and substitute other materials for palladium and platinum” for additional discussion of these risks.

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
The Company has significant financial obligations.
At December 31, 2015, the Company had outstanding aggregate balance sheet indebtedness of approximately $259.6 million (face amount of $336.3 million) and a debt-to-equity ratio of 0.29. The Company’s level of indebtedness may, among other things:

•	Result in higher interest charges and reduce the Company's net income in future periods;

•	Limit the Company’s ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	Require the Company to dedicate a substantial portion of its cash flows from operations to service its debt, reducing the availability of cash flow for other purposes;

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
Interest rates at present are near historic lows, and borrowing costs appear likely to rise in the future in step with any significant improvement in economic conditions. Higher interest rates would increase the Company's cost of borrowing for any new borrowings.
The Company does not provide any formal sinking fund for retiring its outstanding long-term debt. Prior to debt coming due, the Company would expect to arrange replacement financing or use internal funds sufficient to retire its maturing debt. However, there can be no assurance that the Company will be able to obtain alternate financing or accumulate sufficient funds internally to meet its repayment obligations as debt comes due in the future. If the Company does not have adequate liquidity available and is unable to fund the timely repayment of its outstanding debt, it would be in default and could be forced to sell assets or seek protection from creditors.
Achievement of the Company’s production goals is subject to uncertainties.
Based on the complexity and uncertainty involved in operating underground mines, it is challenging to provide precise production and cost forecasts. The Company cannot be certain that either the Stillwater Mine or the East Boulder Mine will achieve the production forecast, that the projected operating cost levels will be achieved, or that adequate funding will be available from internal and external sources to sustain necessary ongoing development work. Failure to achieve the Company’s production forecast may negatively affect the Company’s revenues, profits and cash flows. As the travel distances underground continue to expand both at depth and laterally, it is likely that operating costs will tend to increase from year to year and profitability will therefore decline unless productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.

The Company has put in place various operating plans and programs that are intended to reduce or limit increases in production costs at both the Stillwater Mine and the East Boulder Mine; however, there can be no assurance that these plans and programs will be implemented effectively or that they can be sustained. Actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those predicted in future studies and estimates.
Ore reserves estimates are inherently imprecise and may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.
Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling samples, which may prove unreliable or unrepresentative. Reported ore reserves are comprised of a proven component and a probable component. Probable ore reserves estimates are less reliable than estimates of proven ore reserves. See “Glossary” for definitions and “Business and Properties – Ore Reserve Determination Methodology” for a discussion of the Company's estimation process for proven and probable ore reserves.
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
The following table illustrates, for each year’s development program, the actual percent conversion rates of probable ore reserves into proven ore reserves experienced by year from 2005 through 2015:

Year ended December 31,	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
(In percent)
Stillwater Mine	67	99	92	100	80	70	83	74	68	94	101
East Boulder Mine	43	103	129	126	116	97	24	71	107	91	110
Ore reserves estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, ore reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company’s operations. Declines in the market prices of PGMs may render the mining of some or all of the Company’s ore reserves uneconomic and so reduce ore reserves estimates. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal will be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the ore body or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.
An extended period of low PGM prices could result in a reduction of ore reserves and potential asset impairment charge.
Lower PGM prices can also affect the economic justification of ore reserves. If the price of PGMs declines to the point that the cost of mining certain reserves outweighs the probable gain upon sale, then such resources may no longer be classified as reserves. In each of the past three years, the Company has engaged Behre Dolbear as third-party independent geological experts to review and provide an opinion on the Company’s year-end ore reserves calculations. The Company performs its ore reserves economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the ore reserves will be mined. Using the Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2015, of approximately $866 per ounce, ($740/oz. for palladium and $1,307/oz. for platinum), the Company’s ore reserves at each mine are projected to generate positive undiscounted cash flows over the life of the ore reserves. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2015.

However, it is important to note that if PGM prices were to fall for an extended period, the trailing twelve-quarter price would gradually decline. Also, underlying inflation and increasing travel distances within the mine exert upward pressure on mining and processing costs, which in a stable or declining pricing environment would reduce operating margins. If the trailing twelve-quarter price falls significantly and / or costs increase for an extended period of time, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future.s
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Were the Company to experience a prolonged period of low PGM prices, the Company could face one or more impairment adjustments to its mining assets. See "Note 4 - Asset Impairment” to the Company’s 2015 consolidated financial statements for further information.
The Company's recycling business segment is dependent on relationships with third-party suppliers and has other credit and operational type risks.
The Company sources automotive and industrial catalyst materials from third-parties through both purchase and tolling arrangements. The Company has entered into sourcing arrangements for recycled materials with various suppliers, and it depends on those suppliers to provide catalyst and other industrial sources for recycling. The Company is subject to the suppliers’ compliance with the terms of these arrangements and to their contractual right to terminate or suspend the agreement. Should one or more of these sourcing arrangements be terminated, the Company might be unable to source replacement recyclable materials on terms that are acceptable to the Company. If the Company is unable to source sufficient quantities of recycled materials, the recycling business would become less profitable, and this loss could negatively affect the Company’s business and results of operations. Similarly, these suppliers in turn typically source material from various other third-parties in a competitive market, and there can be no assurance of the suppliers’ continuing ability or willingness to source material on behalf of the Company at current volumes and prices. Any constraint on the suppliers’ ability to source material could reduce the profitability of the Company’s recycling business.
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
In its recycling business, the Company regularly enters into fixed forward sales contracts for metal produced from catalyst recycling, normally making these commitments at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal in the open market, potentially at a significant loss. The Company’s revenues for the year ended December 31, 2015, included 42.7% from recycling sales and tolling fees.
Many of the Company's recycling suppliers are comparatively small businesses with limited assets and relatively little credit capacity. While the Company monitors funds being advanced to such businesses and seeks to limit its exposure to any one supplier, if a problem develops with such a supplier, the Company might not be able to fully recover amounts previously advanced to that supplier.

Volumes of recycling materials available in the marketplace fluctuate substantially in response to changes in PGM prices. Lower PGM prices normally reduce the volume of recycling material available in the market, resulting in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary at any point to reduce or suspend operations at the mines, the proportion of processing costs allocated to the recycling segment would increase substantially. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates and the contained copper and nickel has never been demonstrated and would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, or that capital would be available to complete necessary modifications to the processing facilities.
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
Under the terms of the Company’s agreements with JM, the Company utilizes JM for all of its precious metals refining services. In addition, with the exception of certain pre-existing platinum sales commitments to Tiffany & Co., all of the Company’s current mined palladium and platinum is committed for sale to JM. Approximately 57.2% of the Company’s total revenues for the year ended December 31, 2015, were derived from mine production. Separately, JM has the right to bid on any recycling PGM ounces the Company has available.
This significant concentration of business with JM could leave the Company without precious metal refining services should JM experience significant financial or operating difficulties during the contract period. Under such circumstances, it is not clear that sufficient alternate processing capacity would be available to cover the Company’s requirements, nor that the terms of any such alternate processing arrangements as might be available would be financially acceptable to the Company. Any such disruption in refining services would have a negative effect on the Company’s ability to generate revenues, profits, and cash flows.
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
The Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or mill sites making up portions of its properties, in accordance with applicable laws and what the Company believes is standard industry practice. However, the Company cannot be certain that applicable laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. In particular, Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If adopted, such legislation could, among other things:

•	Impose a royalty on the production of metals or minerals from unpatented mining claims;

•	Reduce or prohibit the ability of a mining company to expand its operations; and

•	Require a material change in the method of exploiting the ore reserves located on unpatented mining claims.

As a result, any such legislation could change the cost of holding unpatented mining claims and could significantly affect the Company’s ability to develop ore reserves located on unpatented mining claims. All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Company’s Montana mines. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.

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
The Company holds mining claims and crown leases covering the more prospective portions of the Port Coldwell Intrusive Complex. The Company’s aggregate property holdings in the Coldwell Complex include 43 crown leases and 82 mining claims comprised of 830 claim units. Thirty-six of the leases grant both surface and mineral rights while five of the leases presently grant mineral rights, two leases grant surface rights only. Applications have been submitted for surface leases on the five mineral leases as well as for both mineral and surface crown leases on certain additional property currently held by the Company under valid mining claims. There can be no assurance that these surface leases will be forthcoming.
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
In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process, especially where federal agency analysis and review of the potential environmental impact is required under the National Environmental Policy Act (NEPA), by the USFS or the Bureau of Land Management (BLM). The timeliness and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company's revenues and future growth.
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
The Company is required to post and maintain surety for its reclamation obligations, which are substantial. At December 31, 2015, the Company had outstanding $40.1 million of environmental surety bonds. Such reclamation obligations generally increase over time as costs rise and the physical extent of mining operations expands. Failure to secure and maintain adequate surety coverage could result in the Company's operating permits being revoked and mining operations terminated.
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
The Company had a total of 1,439 employees at December 31, 2015. Of these, 804 employees located at the Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with the USW Local 11-0001, which expires June 2, 2019 with a limited re-negotiation (for wages only) in 2017. At December 31, 2015, a total of 321 employees at the East Boulder Mine were covered by a separate collective bargaining agreement with USW Local 11-0001, which expires December 31, 2019 with a limited re-negotiation i(for wages only) n 2017. As a majority of the Company’s workforce is unionized, the Company is subject to a risk of strikes and other labor disputes like the Company experienced in 2015, and its ability to alter labor costs is restricted by the fact that unionized employees are party to collective bargaining agreements. Collective bargaining agreements are negotiated on a periodic basis, and the risk exists that such agreements may not be renewed on terms reasonably satisfactory to the Company or at all. The Company cannot predict what issues may be raised by the unions representing its unionized employees and, if raised, whether negotiations concerning those issues will be concluded successfully. While the Company recently renegotiated these labor contracts and focuses on maintaining positive relationships with its represented employees and their respective unions, any future labor disputes or disruptions, such as strikes, work stoppages or slowdowns, could have a significant adverse effect on the Company.
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
In October 2015, the Company learned that transactions in Stillwater Common Stock in the Stillwater Mining Company 401(k) Plan and the Stillwater Mining Company Bargaining Unit 401(k) Plan (together, the “401(k) Plans”) may have exceeded the number of shares the Company had registered with the SEC on Form S-8 for such transactions and may not have qualified for an available exemption from registration requirements. Transactions in Stillwater Common Stock in the 401(k) Plans include: (i) initial investment of salary reduction contributions from employees, (ii) fixed matching source funds from Stillwater and (iii) intra-plan transfers of funds by participants out of other investments into Stillwater Common Stock. In addition, the Company inadvertently failed to deliver certain disclosures required to be delivered to participants in its 401(k) Plans. Effective October 1, 2015, the Company has frozen Stillwater Common Stock as an investment option under the 401(k) Plans, and eliminated it as a means of funding the employer matching contribution under the 401(k) Plans.
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
ITEM 4
MINE SAFETY DISCLOSURE
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in "Exhibit 95 Mine Safety Disclosures" of this Annual Report on Form 10-K. In 2015, the Company received a total of 59 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 Mine Safety Disclosures” of this Annual Report on Form 10-K for more information.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
The Company's common stock is listed on the NYSE under the symbol "SWC".
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2015		2014
	High	Low	High	Low
First Quarter	$14.90	$12.83	$15.69	$11.94
Second Quarter	$14.95	$11.59	$17.94	$14.89
Third Quarter	$11.60	$8.41	$19.23	$15.03
Fourth Quarter	$11.82	$8.23	$15.09	$11.91
2016
First Quarter through February 12, 2016	$8.56	$5.29
At February, 12, 2016, there were approximately 228 holders of record of the Company's Common Stock. This number does not include stockholders whose shares of Common Stock are held in trust by other entities.
The Company has not historically paid a dividend. Payment of dividends in the future will be at the discretion of the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSTION PLANS
The information relating to the Company's equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Stillwater Mining Company, the Russell 2000 Index and a Peer Group Index

The following performance graph compares the yearly performance of the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2010 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Groups (as defined below). The performance shown is not necessarily indicative of future performance.

$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Stillwater Mining Company	$48.99	$59.86	$57.80	$69.04	$40.14
Russell 2000	95.82	111.49	154.78	162.35	155.18
Peer Group	66.08	58.79	42.00	33.53	8.80
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act or the Exchange Act that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes. The Peer Group referenced above includes Anglo American Platinum Limited, Impala Platinum Holdings Limited, Lonmin PLC, and North American Palladium Limited.

ITEM 6
SELECTED FINANCIAL DATA

(In thousands, except per share and current ratio data)	2015	2014	2013	2012	2011
INCOME STATEMENT DATA
Revenues
Mine Production	$415,774	$536,010	$478,918	$455,426	$528,007
PGM Recycling	310,156	401,684	560,588	344,818	376,820
Other	400	5,925	—	—	1,142
Total revenues	$726,330	$943,619	$1,039,506	$800,244	$905,969
Costs and Expenses
Costs of metals sold:
Mine Production	293,955	332,632	313,963	288,922	269,573
PGM Recycling	300,710	391,481	527,384	334,949	358,566
Other	—	5,357	—	—	1,141
Total costs of metals sold (excludes depletion, depreciation and amortization)	$594,665	$729,470	$841,347	$623,871	$629,280
Depletion, depreciation and amortization
Mine Production	64,200	66,387	58,201	56,960	61,312
PGM Recycling	949	1,019	1,116	1,055	1,066
Total depletion, depreciation and amortization	$65,149	$67,406	$59,317	$58,015	$62,378
General and administrative	34,033	35,067	46,577	53,277	56,120
Impairment of property, plant and equipment and non-producing mineral properties	(46,772)	(550)	(461,755)	—	—
Operating (loss) income	(19,694)	98,168	(396,623)	43,636	155,206
Total income tax benefit (provision)	12,333	(16,258)	93,653	4,039	(11,235)
Net (loss) income	(23,736)	68,883	(302,073)	54,416	144,295
Net unrealized (loss) gain on investments available-for-sale and deferred compensation	(214)	11	105	862	(109)
Comprehensive (loss) income attributable to common stockholders	(12,142)	70,308	(270,101)	55,907	144,186
Weighted average common shares outstanding
Basic	120,809	119,953	118,607	116,162	105,846
Diluted	120,809	156,233	118,607	131,441	113,946
Basic (loss) earnings per share attributable to common stockholders	(0.10)	0.59	(2.28)	0.47	1.36
Diluted (loss) earnings per share attributable to common stockholders	(0.10)	0.56	(2.28)	0.46	1.30
CASH FLOW DATA
Net cash provided by operating activities	110,421	187,552	149,433	103,894	219,683
Net cash used in investing activities	(174,952)	(162,957)	(79,123)	(324,808)	(129,593)
Net cash (used in) provided by financing activities	(68,419)	(30,996)	(163,303)	491,497	(356)
BALANCE SHEET DATA
Cash and cash equivalents	147,336	280,286	286,687	379,680	109,097
Investments, at fair market value	316,429	251,254	209,338	261,983	49,533
Inventories	102,072	130,307	158,650	153,208	131,856
Total current assets	591,086	701,396	703,879	852,862	325,926
Mineral properties and mine development, net	573,231	569,006	505,598	899,225	865,034
Property, plant and equipment, net	109,957	118,881	124,731	122,677	99,379
Total assets	1,282,210	1,399,327	1,346,680	1,890,763	1,327,324
Current portion of long-term debt and capital lease obligations	657	2,144	2,035	168,432	—
Total current liabilities	68,101	82,039	89,048	246,848	74,335
Long-term debt and capital lease obligations	258,920	294,023	308,667	292,685	196,046
Total liabilities	372,981	467,619	498,821	758,183	483,356
Stockholders’ equity	909,229	913,228	827,965	1,080,819	843,968
Working capital	522,985	619,357	614,831	606,014	251,591
Current ratio	8.7	8.5	7.9	3.5	4.4

SELECTED FINANCIAL DATA (Continued)

(In thousands, except per ounce and per ton costs)	2015	2014	2013	2012	2011
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced:
Palladium	403	400	404	396	399
Platinum	118	118	120	118	119
Total	521	518	524	514	518
Tons milled	1,216	1,174	1,201	1,081	1,131
Mill head grade (ounce per ton)	0.45	0.47	0.47	0.51	0.49
Sub-grade tons milled (1)	115	91	73	69	79
Sub-grade mill head grade (ounce per ton)	0.16	0.16	0.17	0.16	0.17
Total tons milled (1)	1,331	1,265	1,274	1,150	1,210
Combined mill head grade (ounce per ton)	0.43	0.45	0.45	0.49	0.47
Total mill recovery (%)	92	92	92	92	91
Total mine concentrate shipped (tons) (4)	31,915	29,350	28,669	23,843	24,415
Platinum grade in concentrate (ounce per ton) (4)	3.90	4.31	4.50	5.17	5.31
Palladium grade in concentrate (ounce per ton) (4)	13.02	14.27	14.59	17.15	17.05
Total combined cash costs per mined ounce - net of credits (Non-GAAP) (2)	$495	$538	$496	$484	$420
Total combined cash costs per ton milled - net of credits (Non-GAAP) (2)	$194	$220	$204	$216	$180
Stillwater Mine:
Ounces produced:
Palladium	247	263	282	290	297
Platinum	73	78	84	88	90
Total	320	341	366	378	387
Tons milled	676	703	765	673	736
Mill head grade (ounce per ton)	0.49	0.51	0.51	0.60	0.56
Sub-grade tons milled (1)	72	46	36	36	57
Sub-grade mill head grade (ounce per ton)	0.19	0.21	0.23	0.21	0.20
Total tons milled (1)	748	749	801	709	793
Combined mill head grade (ounce per ton)	0.46	0.50	0.50	0.58	0.53
Total mill recovery (%)	93	93	92	92	92
Total mine concentrate shipped (tons) (4)	17,202	16,463	16,975	13,645	15,421
Platinum grade in concentrate (ounce per ton) (4)	4.63	5.19	5.22	6.71	6.23
Palladium grade in concentrate (ounce per ton) (4)	14.99	16.83	17.12	21.94	20.08
Total cash costs per mined ounce - net of credits (Non-GAAP) (2)	$487	$533	$484	$456	$401
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$208	$243	$221	$243	$195
East Boulder Mine:
Ounces produced:
Palladium	156	137	122	106	102
Platinum	45	40	36	30	29
Total	201	177	158	136	131
Tons milled	540	471	436	408	395
Mill head grade (ounce per ton)	0.40	0.41	0.40	0.37	0.37
Sub-grade tons milled (1)	43	45	37	33	22
Sub-grade mill head grade (ounce per ton)	0.10	0.10	0.10	0.10	0.10
Total tons milled (1)	583	516	473	441	417
Combined mill head grade (ounce per ton)	0.38	0.38	0.37	0.35	0.35
Total mill recovery (%)	91	90	90	90	89
Total mine concentrate shipped (tons) (4)	14,713	12,887	11,694	10,198	8,994
Platinum grade in concentrate (ounce per ton) (4)	3.05	3.19	3.45	3.12	3.72
Palladium grade in concentrate (ounce per ton) (4)	10.71	11.00	10.93	10.74	11.87
Total cash costs per mined ounce - net of credits (Non-GAAP) (2)	$508	$547	$525	$562	$475
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$175	$187	$175	$174	$150

SELECTED FINANCIAL DATA (Continued)

(In thousands, where noted)	2015	2014	2013	2012	2011
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium (oz.)	397	421	398	386	402
Platinum (oz.)	110	121	111	114	114
Total	507	542	509	500	516
PGM Recycling: (6)
Palladium (oz.)	198	221	306	192	169
Platinum (oz.)	118	134	192	119	114
Rhodium (oz.)	24	29	44	25	23
Total	340	384	542	336	306
Other: (7)
Palladium (oz.)	—	6	—	—	—
Platinum (oz.)	—	—	—	—	1
Total	—	6	—	—	1
By-products from mining: (8)
Rhodium (oz.)	3	4	3	4	5
Gold (oz.)	10	10	9	9	9
Silver (oz.)	6	6	5	6	6
Copper (lb.)	964	875	903	742	788
Nickel (lb.)	1,456	1,454	1,350	1,120	1,263
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$694	$804	$721	$641	$739
Platinum ($/oz.)	$1,060	$1,386	$1,481	$1,551	$1,705
Combined ($/oz.) (5)	$774	$934	$887	$849	$953
PGM Recycling: (6)
Palladium ($/oz.)	$729	$786	$713	$645	$736
Platinum ($/oz.)	$1,117	$1,428	$1,526	$1,542	$1,757
Rhodium ($/oz.)	$1,038	$1,059	$1,091	$1,377	$2,098
Combined ($/oz.) (5)	$886	$1,031	$1,031	$1,018	$1,218
Other: (7)
Palladium ($/oz.)	$—	$882	$—	$—	$—
Platinum ($/oz.)	$—	$—	$—	$—	$1,774
By-products from mining: (8)
Rhodium ($/oz.)	$979	$1,177	$1,047	$1,258	$1,668
Gold ($/oz.)	$1,164	$1,261	$1,394	$1,667	$1,563
Silver ($/oz.)	$16	$19	$24	$31	$35
Copper ($/lb.)	$2.33	$2.92	$3.14	$3.42	$3.82
Nickel ($/lb.)	$3.93	$6.47	$5.47	$6.74	$9.03
Average market price per ounce (5)
Palladium ($/oz.)	$692	$803	$725	$643	$734
Platinum ($/oz.)	$1,053	$1,386	$1,487	$1,551	$1,722
Combined ($/oz.) (5)	$770	$933	$891	$850	$952

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)
Variations of the measure Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. All of the Total cash costs per ounce measurements,are non-GAAP financial measures that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). See “Item 6 - Selected Financial Data - Reconciliation of Costs of Revenues to Non-GAAP Financial Measures” and the accompanying discussion for additional detail.

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
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
The Company utilizes certain non-GAAP financial measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Revenues in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP financial measure included in the Company’s Consolidated Statements of Comprehensive (Loss) Income) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP financial measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
Total Cash Costs (Non-GAAP): These non-GAAP financial measures are calculated as total costs of revenues adjusted to exclude costs of metals sold from PGM Recycling, depletion and depreciation and amortization for Mine Production and PGM Recycling, asset retirement costs, and timing differences resulting from changes in product inventories to arrive at Total Cash Costs before by-product and recycling credits. From this calculation, the Company deducts by-product and recycling income credits to arrive at Total Cash Costs, net of by-product and recycling credits. Total Cash Costs is a measure of extraction efficiency. The Company uses this measure as a comparative indication of the cash costs related to production and processing in its mining operations in any period.
When divided by the total tons milled in the respective period, Total Cash Costs per Ore Ton Milled (Non-GAAP) – measured for each mine or combined, provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which mine production tons are measured precisely. Consequently, Total Cash Costs per Ore Ton Milled (Non-GAAP) is a general measure of mine production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
When divided by the total recoverable PGM ounces from mine production in the respective period, Total Cash Costs per Ounce (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from mine production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash costs per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Costs per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per ounce and per ton data)	2015	2014	2013	2012	2011
Consolidated:
Reconciliation from costs of revenues:
Total costs of revenues	$659,814	$796,876	$900,664	$681,886	$691,658
Costs of metals sold
PGM Recycling	(300,710)	(391,481)	(527,384)	(334,949)	(358,566)
Depletion, depreciation and amortization
Mine Production	(64,200)	(66,387)	(58,201)	(56,960)	(61,312)
PGM Recycling	(949)	(1,019)	(1,116)	(1,055)	(1,066)
Depletion, depreciation and amortization (in inventory)	(206)	1,281	(1,190)	(1,393)	3,492
Change in product inventories	(1,725)	(18,847)	10,480	3,452	(903)
Asset retirement costs	(812)	(747)	(689)	(635)	(584)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$291,212	$319,676	$322,564	$290,346	$272,719
By-product credit	(23,114)	(29,592)	(27,085)	(30,642)	(35,963)
Recycling income credit	(10,151)	(11,702)	(35,463)	(11,042)	(19,416)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$257,947	$278,382	$260,016	$248,662	$217,340

Mined ounces produced	521	518	524	514	518

Total combined cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$558	$618	$616	$565	$526
By-product credit per mined ounce	(44)	(57)	(52)	(60)	(69)
Recycling income credit per mined ounce	(19)	(23)	(68)	(21)	(37)
Total combined cash costs per mined ounce, net of by-product and recycling credits (Non-GAAP)	$495	$538	$496	$484	$420

Ore tons milled	1,331	1,265	1,274	1,150	1,210

Total combined cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$219	$252	$253	$252	$225
By-product credit per ore ton milled	(17)	(23)	(21)	(27)	(30)
Recycling income credit per ore ton milled	(8)	(9)	(28)	(10)	(16)
Total combined cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$194	$220	$204	$215	$179

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (Continued)

(In thousands, except per ounce and per ton data)	2015	2014	2013	2012	2011
Stillwater Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$223,464	$266,060	$259,042	$242,531	$238,744
Depletion, depreciation and amortization
Mine Production	(45,447)	(49,271)	(44,696)	(43,329)	(47,759)
Depletion, depreciation and amortization (in inventory)	(337)	1,716	(896)	(924)	2,144
Change in product inventories	(2,404)	(11,309)	5,110	2,326	252
Asset retirement costs	(778)	(700)	(639)	(588)	(541)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$174,498	$206,496	$217,921	$200,016	$192,840
By-product credit	(12,525)	(17,115)	(16,270)	(19,793)	(23,397)
Recycling income credit	(6,174)	(7,695)	(24,470)	(8,124)	(14,387)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$155,799	$181,686	$177,181	$172,099	$155,056

Mined ounces produced	320	341	366	378	387

Total cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$545	$606	$595	$529	$498
By-product credit per mined ounce	(39)	(50)	(44)	(52)	(60)
Recycling income credit per mined ounce	(19)	(23)	(67)	(21)	(37)
Total cash costs per mined ounce, net of by-product and recycling credits (Non-GAAP)	$487	$533	$484	$456	$401

Ore tons milled	748	749	801	709	794

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$233	$276	$272	$282	$243
By-product credit per ore ton milled	(17)	(23)	(20)	(28)	(29)
Recycling income credit per ore ton milled	(8)	(10)	(31)	(11)	(18)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$208	$243	$221	$243	$196

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (Continued)

(In thousands, except per ounce and per ton data)	2015	2014	2013	2012	2011
East Boulder Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$134,691	$132,960	$113,122	$103,351	$92,141
Depletion, depreciation and amortization
Mine Production	(18,753)	(17,116)	(13,505)	(13,631)	(13,553)
Depletion, depreciation and amortization (in inventory)	131	(435)	(294)	(469)	1,348
Change in product inventories	679	(2,182)	5,370	1,126	(14)
Asset retirement costs	(34)	(47)	(50)	(47)	(43)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$116,714	$113,180	$104,643	$90,330	$79,879
By-product credit	(10,589)	(12,477)	(10,815)	(10,849)	(12,566)
Recycling income credit	(3,977)	(4,007)	(10,993)	(2,918)	(5,029)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$102,148	$96,696	$82,835	$76,563	$62,284

Mined ounces produced	201	177	158	136	131

Total cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$581	$641	$664	$663	$610
By-product credit per mined ounce	(53)	(71)	(69)	(80)	(96)
Recycling income credit per mined ounce	(20)	(23)	(70)	(21)	(38)
Total cash cost, per mined ounce, net of by-product and recycling credits (Non-GAAP)	$508	$547	$525	$562	$476

Ore tons milled	583	516	473	441	416

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$200	$219	$221	$205	$192
By-product credit per ore ton milled	(18)	(24)	(23)	(25)	(30)
Recycling income credit per ore ton milled	(7)	(8)	(23)	(7)	(12)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$175	$187	$175	$173	$150

PGM Recycling and Other: (1)
Cost of open market acquisitions	$—	$(5,357)	$—	$—	$(1,141)
Cost of metals sold
PGM Recycling	(300,710)	(391,481)	(527,384)	(334,949)	(358,566)
Depletion, depreciation and amortization
PGM Recycling	(949)	(1,019)	(1,116)	(1,055)	(1,066)
Total costs of revenues	$(301,659)	$(397,857)	$(528,500)	$(336,004)	$(360,773)
(1) PGM Recycling and Other include PGM recycling and metal acquired periodically in the open market and simultaneously resold to third parties.

All-In Sustaining Costs (Non-GAAP): This non-GAAP financial measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with total combined cash costs (another non-GAAP financial measure, described above), and adding to it the recycling income credit, domestic corporate overhead and marketing costs (excluding any depreciation, research and development, and reorganization costs included in corporate overhead costs) and that portion of total capital expenditures associated with sustaining the current level of mining operations. (Capital expenditures for Blitz, Graham Creek (prior to 2015) and certain other one-time projects are not included in the calculation.)
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
Stillwater Mining Company
All-In Sustaining Costs
(Non-GAAP Financial Measure)

(In thousands, except $/oz.)	2015	2014	2013	2012	2011
All-In Sustaining Costs
Total combined cash costs, net of by-product and recycling credits (Non-GAAP) *	$257,947	$278,382	$260,016	$248,662	$217,340
Recycling income credit	10,151	11,702	35,463	11,042	19,416
	$268,098	$290,084	$295,479	$259,704	$236,756

Consolidated Corporate General & Administrative costs	34,033	35,067	$46,577	$53,277	$56,120
Corporate depreciation and R&D included in Consolidated Corporate General & Administrative costs	(499)	(482)	(610)	(1,530)	(2,436)
General & Administrative Costs - Foreign Subsidiaries	(1,650)	(3,588)	(3,661)	(7,119)	(4,674)
Total General & Administrative costs	$31,884	$30,997	$42,306	$44,628	$49,010

Total capitalized costs	$111,850	$129,813	$138,536	$116,878	$96,983
Capital associated with expansion	(42,450)	(45,054)	(50,221)	(37,756)	(26,937)
Total Capital incurred to sustain existing operations	$69,400	$84,759	$88,315	$79,122	$70,046

All-In Sustaining Costs (Non-GAAP)	$369,382	$405,840	$426,100	$383,454	$355,812

Mined ounces produced	520.8	517.7	523.9	513.7	517.9

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$709	$784	$813	$746	$687
* For a full reconciliation of this non-GAAP financial measure to a GAAP financial measure, see the Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures section.

Stillwater Mining Company
Underlying Earnings
(Non-GAAP Financial Measure)
Underlying Earnings (Non-GAAP): This non-GAAP financial measure is considered by the Company to be reflective of the actual income position. This non-GAAP financial measure provides to investors and analysts the ability to understand the results of the continuing operations of the Company relating to the production, processing and sale of PGMs, by excluding certain items that have a disproportionate impact on the results for the reported periods. The measure is calculated beginning with Net (loss) income attributable to common stockholders and adding back to it impairment charges, one-time event charges and charges infrequent to the Company's continuing operations. The net (loss) income adjustments are presented net of tax. Net loss attributable to noncontrolling interest has been adjusted for the noncontrolling interest's ownership percentage of any applicable impairment charges to which the noncontrolling interest has an ownership. The Company's determination of the components of Underlying earnings - net (loss) income attributable to common stockholders are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts.
Net (loss) income attributable to common stockholders is reconciled to Underlying earnings (Adjusted net income attributable to common stockholders) as follows:

(In thousands)	2015	2014	2013
Net (loss) income attributable to common stockholders	$(11,928)	$70,297	$(270,206)
Impairment of property, plant and equipment and non-producing mineral properties, net of tax	45,775	357	319,697
Proxy contest, net of tax	—	—	2,800
Accelerated equity based compensation for change-in-control, net of tax	—	—	5,891
Reorganization, net of tax	1,078	6,761	—
Loss on extinguishment of debt, net of tax	2,606	—	—
Adjusted net income attributable to common stockholders	$37,531	$77,415	$58,182
Impairment loss attributable to noncontrolling interest	(11,444)	(89)	(23,291)
Underlying earnings (Net income attributable to common stockholders)	$26,087	$77,326	$34,891

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K, and the information contained in Part II, Item 6 “Selected Financial Data.”
EXECUTIVE OVERVIEW
Stillwater Mining Company reported 2015 full year consolidated net loss attributable to common stockholders of $11.9 million, equivalent to a loss of $0.10 per diluted share. In 2014, the Company reported consolidated net income attributable to common stockholders of $70.3 million, or $0.56 per diluted share. The net loss in 2015 compared to the net income in 2014 was primarily due to the $46.8 million (before-tax) impairment charge against the Marathon mineral properties recorded during the second quarter of 2015; a significant decease in PGM prices; and the pre-tax net loss of $4.0 million on the repurchase of a portion of the Company's convertible debentures recorded in the third quarter of 2015. Underlying earnings for the year were $26.1 million (after-tax) after adjusting for the impairment charge, loss on repurchase of a portion of the convertible debentures and reorganization charges compared with underlying earnings of $77.3 million (after-tax) for 2014. Underlying earnings is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
Revenues in 2015 included $415.8 million from mine production and $310.2 million of recycling sales. Comparable revenues in 2014 included $536.0 million from mine production and $401.7 million of recycling revenues. Revenues from recycling sales have dropped with the shift in business from the purchased catalyst to tolled catalyst. Market prices for palladium and platinum, the Company’s principal products, declined in 2015, averaging approximately $692 and $1,053 per ounce respectively during the year. In 2014, the market price for palladium averaged $803 per ounce and for platinum, $1,385 per ounce.
The Company’s liquidity (cash and cash equivalents plus highly-liquid short-term investments, including $18.5 million of investments which have been reserved as collateral on undrawn letters of credit) decreased during the year to $463.8 million primarily as a result of cash capital expenditures of $107.4 million and the repurchase of $63.3 million principal amount of long-term debt. Significant progress was made in the Company’s efforts to control costs during 2015, with all-in sustaining costs (AISC), a non-GAAP financial measure, declining to $709 per ounce from $784 per ounce in 2014. Total combined cash costs per mined ounce of palladium and platinum, net of by-product and recycling credits (a non-GAAP financial measure) averaged $495 and $538 per ounce for the years ended December 31, 2015 and 2014, respectively.
The Company’s two operating mines in Montana, the Stillwater Mine and the East Boulder Mine, continued to perform well. Total mine production of palladium and platinum in 2015 was 520,800 ounces. Production at the East Boulder Mine increased 13.6% during 2015 to 201,000 ounces of palladium and platinum, up from 176,900 ounces in 2014, as productivity increased and the ramp up of production from the Graham Creek area. Production declined 6.2% at the Stillwater Mine to 319,800 saleable ounces in 2015 due in large part to the decision to cease mining in some higher cost stopes and focus on infrastructure installation to ensure efficient production and development.
Along with its mined material, the Company also processes recycled palladium, platinum, and rhodium through its smelter. In 2015, the Company processed an average of 20.9 tons per day of recycled material, up from 18.6 tons per day processed in 2014. The Company earned $10.2 million (before tax) on this business during 2015, down from $11.7 million in 2014 as falling prices put pressure on margins.
Development of the Blitz area, which ultimately will extend the underground infrastructure at the Stillwater Mine by approximately 23,000 feet to the east, also progressed during 2015. TBM development totaled 2,174 tunnel feet during the year. Development of the core Blitz infrastructure is expected to be completed in mid-to-late 2018. The permitting process for the proposed Benbow access portal was completed in the third quarter of 2015, ahead of schedule and the construction of the surface facilities commenced.
While a modest exploration program continued at Marathon during 2015, forward plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets. A modest exploration program continues at Altar to test prospecting and geophysical anomalies generated over the last two years.

Worldwide mine production of palladium and platinum increased primarily behind the stabilization of South African mine output in 2015. The supply from the autocatalyst recycling sector declined as it was impacted by low steel and PGM prices leading to stockpiling. The demand for palladium and platinum in the automotive and industrial sectors increased, driven by growing automotive production and further implementation of emission standards. Palladium demand fell significantly due to a year-on-year swing in investment off-take. Overall, demand for palladium and platinum reportedly exceeded production from primary and secondary sources, continuing a production deficit in both metals that has existed since 2012.
On the environmental front, 2015 saw a continuation of the Company’s excellent record, with no notices of violation. In addition, the Company made good progress on projects at both mines designed to mitigate seepage into groundwater of residual nitrates from its waste rock management practices. Safety performance in 2015, in terms of the Company’s reportable incidence rate, improved relative to 2014.
The Company saw an overall net decrease in its proven and probable ore reserves of palladium and platinum during 2015. Expressed on an in-situ basis, total proven ore reserves of palladium and platinum decreased by a net 4.8% to 2.99 million ounces, while total proven and probable ore reserves decreased by 10.4% to 19.91 million combined ounces of palladium and platinum. The greatest change was at the East Boulder Mine where the probable ore reserves were reduced by 16.2% to 10.0 million ounces.
In 2016, the Company will continue to focus on driving down costs and improving productivity. Demand for palladium is forecast to increase in 2016 and consensus price forecasts are significantly above the current spot price. However, the strengthening of the U.S. dollar relative to other major currencies is putting downward pressure on all commodity prices and boosting local currency pricing for the Company's main competitors. The Company will continue its efforts to build the recycling business to better utilize the available capacity in the metallurgical facilities. With regard to the exploration stage projects, the Company will continue pursuing opportunities to realize value appropriately from its assets at Marathon and Altar.
PRINCIPAL FACTORS AFFECTING THE COMPANY
Resources
The Company controls a 28-mile long segment of the PGM-rich J-M Reef, which represents an uplifted portion of the much larger Stillwater Intrusive Complex, a deep geologic structure that extends underground several miles toward the north from the Beartooth front where the Company's mines are located. The PGM reef structure itself averages approximately five feet in thickness and is uplifted typically at an angle of approximately 55 degrees - although there is considerable variability in different portions of the reef. To date, the Company has actively mined or developed portions of the J-M Reef along approximately 11 miles of the total 28 mile resource on underground levels ranging from approximately 1,900 feet above sea level at the lowest to 7,500 feet above sea level at maximum.
The PGM ores in the J-M Reef contain some of the highest PGM grades in the world. These ores are palladium dominant and normally yield approximately 3.4 times as much palladium as platinum, along with lesser values of by-product gold, nickel, rhodium, copper and silver. However, the narrow mining widths and steeply dipping configuration of the J-M Reef make the deposit relatively complex to mine. The Company's mines compete primarily with the platinum-rich PGM ore reserves found in South Africa's Bushveld Complex and with the significant palladium by-products of Norilsk Nickel's primary nickel mines in northern Russia. The platinum-dominant Bushveld PGM deposits also occur in narrow reef structures, but they typically dip only gradually to depth in comparison to the J-M Reef. However, most of the shallower Bushveld ores have now largely been depleted, leaving deeper, hotter and more complex mining conditions and comparatively higher mining costs per ounce. The Russian nickel mines of Norilsk Nickel, which provide over 40% of all palladium mined each year, produce palladium-rich PGMs as a major by-product of their primary nickel operations at a very low marginal cost. Other global sources of primary PGMs include the Great Dyke in Zimbabwe, the predominantly nickel-copper operations of Vale and Glencore Xstrata at Sudbury in Canada, and North American Palladium's operations at Lac des Îles, also in Canada.

The Company's financial performance is sensitive to both the absolute level of PGM prices and to the relationship between the price of platinum and the price of palladium. Historically, the Company's financial and share price performance has correlated closely with the price of palladium, the Company's principal product. As the price of palladium increases relative to the price of platinum, the Company's competitive position relative to the South African PGM producers generally improves. However, in periods of low PGM prices, and in particular when palladium prices decline relative to platinum prices, the Company's palladium-rich production may put it at a disadvantage to comparable mines in South Africa with a higher proportion of platinum in their ores. Currency exchange rates also play a role in the Company's competitive standing. During 2013, 2014 and 2015, the South African rand weakened significantly, reducing South African rand-denominated costs relative to U.S. dollar costs and somewhat improving the South Africans' competitive position. The Russian ruble also weakened against the U.S. dollar in this period. See “Item 1A - Risk Factors – The Company may be competitively disadvantaged as primarily a palladium producer with a U.S. dollar-based cost structure" for further discussion.
Operations
Stillwater Mine
The Stillwater Mine to date has developed portions of the reef along approximately seven horizontal miles on various levels underground, ranging from approximately the 1900 level at the deepest up to the 7500 level in the Upper West area of the mine. Typically, the lower portion of the Stillwater Mine that is accessed from the shaft - referred to as the “Off-Shaft” area - has produced relatively high average ore grades; however, mineable ore zones in this area tend to exhibit less continuity of grade and thickness along the reef. By contrast, the western portion of the mine above the 5000 level - the “Upper West” area - generally has lower average ore grades, but the ore continuity, grade and thickness in this area is more consistent. Consequently, overall ounce production at the Stillwater Mine is sensitive not only to the total ore tons produced, but also to the mix of ore grades produced from different areas of the mine. Grades to the mill at the Stillwater Mine can range between approximately 0.45 and 0.65 ounces per ton, and in 2015 averaged 0.50 ounces per ton. In 2015, the Stillwater Mine produced 319,800 ounces of PGMs, down from 340,800 ounces in 2014 – and generated 2015 revenues of $260.7 million. At December 31, 2015, the Stillwater Mine had 784 employees.
East Boulder Mine
The East Boulder Mine to date has developed portions of the reef along approximately four horizontal miles on eight primary levels between the elevations of 6,500 and 8,200 feet above sea level, with some limited mining down to the 6,200 level. The continuity of grade and thickness in the PGM mineralization at East Boulder Mine is characteristically more consistent than that observed at the Stillwater Mine. However, average ore grades at the East Boulder Mine are lower, with grades to the mill typically averaging between 0.35 and 0.40 ounces per ton; in 2015 they averaged 0.38 ounces per ton. During 2015 the East Boulder Mine produced 201,000 ounces of PGMs, compared to 176,900 ounces in 2014 – with 2015 revenues of $155.1 million. At December 31, 2015, the East Boulder Mine had 410 employees.
Columbus Processing and PGM Recycling
The Company's processing facilities process mineral concentrates from the two mines, along with recycling material from automotive catalysts and other industrial sources. Recycling materials and mine concentrates are weighed and sampled upon arrival at the smelter, and then are commingled and fed into the smelter and base metals refinery. The final primary output from these facilities is a PGM-rich filtercake that is shipped to JM for final processing. JM recovers palladium, platinum and recycled rhodium from these materials, along with lesser values of mine by-products including rhodium, gold and silver. The base metals refinery also recovers and sells by-product nickel sulfate and copper, both at less than commercial grades. The full cost of operating the Company's processing facilities is allocated back to the mines and to the recycling business. At December 31, 2015, the processing facilities and analytical laboratory had 178 employees combined.
The Company employs certain technological and other innovations that may contribute further to its competitive position. The Company utilizes its secondary electric furnace in the smelter as a slag-cleaning circuit, improving PGM recoveries while also providing increased throughput capacity and creating backup capacity in the event of planned or unforeseen outages. The Company has a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. The Company also has a state-of-the-art assay laboratory, utilizing an automated x-ray facility to provide accurate results with faster turnaround times than are possible with conventional fire assay methods.

Recycling Business
The recycling business has proven to be very sensitive to PGM prices: volumes of recycling material available in the market can drop sharply when PGM prices decline, impacting the overall profitability of the business. The Company believes it enjoys certain competitive strengths in the recycling business. The concentrates from the Montana mines contain not only PGMs, but also significant quantities of nickel and copper, which enable the efficient recovery of the PGMs in the recycled materials. Copper and nickel sulfides from the ore concentrates bind with the elemental PGMs from recycling in the smelter and so aid in collecting the recycled PGMs.
In acquiring recycled automotive catalysts, the Company may advance funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. In most cases, the Company advances funds to suppliers when the associated material for recycling is either pending transit or is already in transit to the processing facilities. The state-of-the-art recycling, sampling and assay facilities allow the Company to accelerate final settlements with suppliers, thereby allowing them to turn over their working capital faster. Outstanding advances that were not backed up by inventory physically in the Company’s possession totaled $4.4 million and $7.3 million at December 31, 2015, and 2014, respectively.
Cost Structure
The table that follows indicates the relative contribution to total costs of various cost components for the Company's Montana operations.

Mining and Processing Cost Components	2015	2014	2013
Labor and Benefits	51.3%	49.1%	48.6%
Materials and Supplies	23.2%	23.3%	24.0%
Utilities and Fuel	6.4%	7.0%	6.7%
Contracted Services	8.4%	7.9%	9.0%
Royalties, Non-Income Taxes and Other	10.7%	12.7%	11.7%
Total	100.0%	100.0%	100.0%
Excludes unallocated corporate overhead costs and costs to purchase recycling materials. Costs are shown gross and do not reflect the portion of these costs that are allocated to mined material carried in inventory.
Labor and benefits comprise the largest share of costs in the Company's operations. Based on the PGM market environment, the Company reduced its total workforce by 159 employees during the third quarter of 2015, primarily consisting of employees located at the Stillwater Mine and Columbus processing facilities, which is expected to result in annual savings of $10 to $12 million. Excluding reorganization initiatives, the Company's attrition rate during 2015 averaged 7.4%, as compared to 8.3% in 2014.
Material and supply costs are the other significant component of the Company's operating costs. As part of the Company's initiative to control operating costs, management continues to meet with its major suppliers in an effort to identify opportunities for cost savings. Such savings may come from more competitive pricing as well as from assistance from suppliers in improving efficiency and productivity in the Company's operations.
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

The Good Neighbor Agreement, now in its sixteenth year, legally commits the Company to work closely with and provide full environmental disclosure to its neighbors and certain regional environmental non-governmental organizations (NGOs). Provisions of the agreement include transporting the majority of Company employees to and from work in buses so as to minimize traffic on rural roads; periodic meetings among the parties to the agreement to discuss concerns and consider environmental performance; ongoing Company funding of an independent engineering firm to monitor and report on the Company's environmental outcomes; and open community involvement in Company dealings with regulatory agencies.
The Company's processes overall are designed to minimize their impact on the environment and comply with all applicable regulatory standards. In excess of 50% of the mined tailings typically are returned to the mines after processing and are used as underground fill. The remaining tailings are placed in lined tailings ponds where the constructed embankments are contemporaneously re-vegetated and contoured to match the surrounding topography. Mine effluent water generally meets drinking water standards aside from elevated concentrations of nitrates from the explosives used underground. These nitrates are treated and removed biologically before any water is discharged. Tailings water is recycled through lined facilities back to the concentrators and not discharged to the environment. Regular bioassays of tailings water consistently show 100% survival of trout fingerlings. Biodiesel blends are used as fuel underground, both for their cleaner exhaust and to reduce carbon footprint. Likewise, in an area noted for its abundance of deer, elk and bear, the Stillwater Mine also hosts a large herd of bighorn sheep that winter on the mine property and can be regular visitors to the mine parking lot.
In light of the EPA's efforts to regulate greenhouse gas emissions, the Company has reassessed its exposure to likely restrictions on such emissions. The Company's principal sources of greenhouse gas emissions are internal combustion engines, including vehicles and mining equipment, and to stationary sources such as mine ventilation and process heaters, dryers and converters that consume natural gas.
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
LIQUIDITY AND CAPITAL RESOURCES
For 2015, net cash provided by operating activities was $110.4 million compared to $187.6 million and $149.4 million for 2014 and 2013, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both the level of PGM production and cash costs of production.
Including highly-liquid investments with cash and cash equivalents, the Company's liquidity at December 31, 2015 was $463.8 million (including $18.5 million of investments which have been reserved as collateral on undrawn letters of credit), $531.5 million at December 31, 2014, and $496.0 million at December 31, 2013.
The total gross principal outstanding (before discounts) under the Company's long-term Convertible Debenture obligations at December 31, 2015 was $335.7 million, and $399.0 million for each of the years ended December 31, 2014 and 2013.
Total outstanding balance sheet debt obligations (current and long-term debt and capital leases) reported at December 31, 2015, was approximately $259.6 million, down from the $296.2 million at December 31, 2014 and $310.7 million at December 31, 2013. The decrease during 2015 was primarily related to the repurchase of $63.3 million principal (total cash payment of $61.0 million) of the Company's 1.875% and 1.75% Convertible Debentures, partially offset by $18.0 million of accretion expense related to the equity component of the Company's outstanding Convertible Debentures. The increase in 2014 was due to accretion expense of $24.1 million.
The Company’s total principal debt of $259.6 million includes approximately $258.4 million of 1.75% Convertible Debentures, $0.5 million of 1.875% Convertible Debentures and $0.6 million due under a short-term capital lease and less than $0.1 million for financing of a small installment land purchase. The $258.4 million of 1.75% Convertible Debentures represents the net discounted value of the notes (first redeemable in 2019) valued against a borrowing rate of 8.5%; against a remaining gross principal amount borrowed of $335.15 million. The Company's $0.5 million of outstanding 1.875% Convertible Debentures are redeemable at par at the discretion of the holders on March 15, 2018. The Company expects all of the outstanding 1.875% Convertible Debentures to be redeemed at that time.

The Company will be required to fund approximately $5.9 million in total cash interest payments during 2016 related to its outstanding debt obligations.
The Company's financial performance is affected by changes in PGM prices. Absent separate hedging arrangements, a 1% change in the price of platinum would affect annual cash generated from mining operations by approximately $1.1 million, and a corresponding change in the price of palladium would affect annual cash generation from mining operations by approximately $2.5 million. The sensitivity of the recycling business to changes in palladium and platinum prices is more muted and varies according to the provisions in the various recycling agreements. In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin. During 2015, the average (before-tax) margin realized on recycling revenues (including financing income) was approximately 3.0%.
Changes in the Company's cash costs of production generally flow through dollar-for-dollar into cash flows from operations. A reduction due to grade in total mine production of 10%, or approximately 51,500 ounces per year, would reduce cash flows from operations by an estimated $22.1 million per year at the price and cost levels prevailing at December 31, 2015.
Net cash used in investing activities was $175.0 million, $163.0 million and $79.1 million in 2015, 2014 and 2013, respectively. The Company’s investing activities primarily consist of capital spending and net sales and purchases of short-term investments. Cash utilized for capital expenditures totaled $107.4 million in 2015, $119.7 million in 2014, and $129.0 million in 2013.
Net cash used in financing activities was $68.4 million, $31.0 million and $163.3 million in 2015, 2014 and 2013, respectively. Financing activities in 2015 included the repurchase of $61.6 million principal amount of the 1.75% Convertible Debentures due 2032 and $1.7 million principal amount of the 1.875% Convertible Debentures due 2028 for total consideration of $61.0 million. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion of the repurchase of a portion of the Company's convertible debentures. Financing activities in 2014 included the early redemption of $30.0 million of 8% State of Montana industrial revenue bonds, otherwise due in July 2020, and $2.0 million of other debt payments. Partially offsetting these debt repayments was proceeds of $1.0 million from the exercise of outstanding stock options. Financing activity in 2013 reflects the redemption of $164.3 million of the 1.875% convertible debentures.
1.875% Convertible Debentures
In March 2013, holders of $164.3 million of the 1.875% Convertible Debentures exercised their option to require the Company to repurchase their outstanding 1.875% Convertible Debentures, leaving an outstanding balance of $2.2 million. In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% Convertible Debentures, due 2028, paying cash of $1.6 million and recording a gain of approximately $0.1 million, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive (Loss) Income.
Holders of the remaining $0.5 million of outstanding 1.875% Convertible Debentures may require the Company to repurchase all or a portion of their 1.875% Convertible Debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain specified events. The Company has the option to redeem the remaining $0.5 million of outstanding 1.875% Convertible Debentures for cash at its discretion. This outstanding balance of $0.5 million is reported as a long-term debt obligation at December 31, 2015.
1.75% Convertible Debentures
In October 2012, the Company issued $396.75 million of 1.75% Convertible Debentures, due October 15, 2032. Holders of these 1.75% Convertible Debentures have the right to redeem them at face value plus accrued and unpaid interest, to, but excluding, the relevant repurchase date on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% Convertible Debentures at any time on or after October 20, 2019.
The 1.75% Convertible Debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The 1.75% Convertible Debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. In the third quarter of 2015, the Company repurchased $61.6 million of the outstanding principal of the 1.75% Convertible Debentures, due 2032, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which includes a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive (Loss) Income.

The discounted debt balance outstanding associated with these debentures at December 31, 2015, was $258.4 million, which is net of unamortized discount of $76.8 million.
Asset-Backed Revolving Credit Facility
Since late 2010, the Company has had in place an asset-backed revolving credit agreement. The maximum line of credit was $125.0 million, of which the Company had never borrowed against. The Company terminated this asset-backed revolving credit facility on December 31, 2015, incurring expenses and fees (including the remaining deferred debt issuance fees) of approximately $0.5 million. For further information regarding this facility, see "Note 14 - Debt and Capital Lease Obligations" in the Company's 2015 consolidated financial statements included in this document.
Capital Lease Obligation
In June 2012, the Company entered into a four-year capital lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a TBM for use on the Blitz development adjacent to the Stillwater Mine. Lease payments are due quarterly in advance. At December 31, 2015, the outstanding principal balance under the capital lease was $0.6 million. For further information regarding this lease, see "Note 14 - Debt and Capital Lease Obligations" in the Company's 2015 consolidated financial statements included in this document.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
The Company’s total revenues, including proceeds from the sale of by-products, totaled $726.3 million in 2015, a decrease of 23.0% compared to revenues of $943.6 million in 2014. This decrease in total revenues reflects a 17.1% decrease in the combined average realized price for mine production sales and a 6.5% reduction in mine production sales volumes; a lower volume of purchased recycled materials for the Company's own account and greater volumes of tolled material that is processed for a fee and returned to the supplier in 2015, as compared to 2014.
Revenues from the Mine Production segment totaled $415.8 million in 2015 (including $23.1 million from by-products), a decrease of 22.4% compared to $536.0 million in 2014 (of which $29.6 million was from by-products). Palladium and platinum ounces sold from mine production were 507,300 in 2015, compared to 542,300 ounces in 2014. The combined average realization on these palladium and platinum sales was $774 per ounce in 2015 and $934 per ounce in 2014.
Revenues from the PGM Recycling segment reflected a decrease of 22.8% during 2015, to $310.2 million from $401.7 million in 2014. Recycling ounces sold during 2015 totaled 340,200 ounces, a decrease of 11.5% compared to the 384,400 sold in 2014. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $886 per ounce in 2015 compared to $1,031 in 2014. In addition to purchased recycling material, the Company toll processed 205,000 ounces of PGMs during 2015, an increase from 72,800 tolled ounces in 2014. Overall, recycling volumes processed during 2015 totaled 551,100 ounces of PGMs, an increase of 17.4% from the 469,400 ounces processed in 2014.
Costs of metals sold, which excludes depletion, depreciation and amortization expense, was $594.7 million in 2015, compared to $729.5 million in 2014, a decrease of 18.5%. Overall, recycling cost of metals sold decreased to $300.7 million in 2015 from $391.5 million in 2014. The average acquisition cost of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) decreased to $799 per ounce in 2015 from $996 per ounce in 2014. The cost of metals sold from mine production, totaled $294.0 million in 2015, compared to $332.6 million in the prior year, a decrease of 11.6%.
In addition to Mine Production and PGM Recycling metal sales, on occasion the Company will acquire metal in the open market and simultaneously resell it to third parties. There were no open market purchases or sales during the year ended December 31, 2015. The Company recognized other revenue of $5.3 million for metal acquired in the open market and simultaneously resold to third parties during the year ended December 31, 2014. The cost of metals sold in the open market for the year ended December 31, 2014, totaled $5.3 million.
During 2015, the Company’s mining operations produced 520,800 ounces of PGMs, including 402,900 ounces of palladium and 117,900 ounces of platinum. This represents an increase of 0.6% from 2014, when the Company’s mining operations produced 517,700 ounces of PGMs, including 400,200 ounces of palladium and 117,500 ounces of platinum. The Stillwater Mine produced 319,800 ounces of PGMs in 2015, compared with 340,800 ounces of PGMs in 2014, a decrease of 6.2%. The East Boulder Mine produced 201,000 ounces of PGMs in 2015, an increase of 13.6% compared with the 176,900 ounces of PGMs produced there in 2014.
Depletion, depreciation and amortization expense was $65.1 million in 2015, compared to $67.4 million in 2014.

General and administrative costs were $34.0 million in 2015, compared to $35.1 million in 2014, a decrease of approximately 3.1%. The decrease for 2015 is due primarily to reduced personnel costs due to reorganization efforts. Reorganization costs of $1.7 million were recognized during 2015, compared to $10.4 million in 2014. The Company recognized $3.6 million in total exploration expenses related to its mineral properties in Canada and South America in 2015, compared to $2.8 million in 2014.
Interest income decreased to $3.0 million in 2015 from $3.6 million in 2014, reflecting decreased financing income on recycling balances in 2015, and in part by reduced cash balances in the second half of 2015. The Company’s outstanding long-term debt balance was $258.9 million at December 31, 2015, a decrease from $294.0 million at December 31, 2014. The 2015 decrease was related to the repurchase of a portion of the Company's 1.875% and 1.75% convertible debentures, which was partially offset by the accretion of the equity component on the Company's outstanding convertible debentures. The debt balance at the end of 2014 included the redemption of $30.0 million of State of Montana 8.0% Exempt Facility Revenue Bonds, partially offset by accretion of the debt discount associated with the $396.75 million 1.75% convertible debentures. Interest expense for the years ended December 31, 2015 and 2014 was $20.2 million and $22.7 million, respectively, net of $6.0 million and $5.1 million, respectively, that was capitalized.
The Company recorded an income tax benefit of $12.3 million in 2015, compared to an income tax provision of $16.3 million in 2014. The income tax benefit in 2015 resulted primarily from a partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary in the first quarter of 2015. This resulted in a re-measuring of the Company’s deferred state tax associated with deferred tax assets and liabilities at December 31, 2015.
The Company recorded a foreign currency transaction gain of $3.9 million in 2015, compared to a gain of $5.2 million in 2014. The gains in both 2015 and 2014 relate principally to the re-measurement of the Argentine deferred tax balances recorded in association with the acquisition of Peregrine Metals Ltd. into U.S. dollars.
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
The following table represents significant contractual future cash obligations and other commercial commitments and regulatory commitments, including related interest payments, at December 31, 2015:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
1.875% Convertible debentures	$—	$—	$524	$—	$—	$—	$524
1.75% Convertible debentures	—	—	—	335,150	—	—	335,150
Operating lease obligations	150	148	120	66	—	—	484
Capital lease obligations	580	—	—	—	—	—	580
Asset retirement obligations	—	—	—	—	—	156,293	156,293
Payments of interest (1)	5,883	5,875	5,870	5,865	—	—	23,493
Liability classified compensation (2)	—	196	135	—	—	—	331
Directors' deferred share plan(3)	—	—	—	—	—	535	535
Other liabilities (4)	13,871	5,407	—	—	—	—	19,278
Total	$20,484	$11,626	$6,649	$341,081	$—	$156,828	$536,668

(1)
Interest payments on the 1.875% Convertible Debentures noted in the above table are calculated up to March 15, 2018, the next date when the holders of the 1.875% Convertible Debentures can exercise their put option. Interest payments on the 1.75% Convertible Debentures noted in the above table are calculated up to October 15, 2019, the first date the holders of the 1.75% Convertible Debentures can exercise their put option (absent a "fundamental change" prior to that date). Interest payments noted in the table above all are based on fixed rates of interest.

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
(4) Amounts included in other liabilities that are anticipated to be paid in 2016 and 2017 include property taxes and severance / license taxes.
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
ASSET IMPAIRMENT
Please refer to the Asset Impairment section included in "Note 2 - Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for discussion of the accounting policies related to assessing impairment of the Company's long-lived assets. Also, please refer to "Note 4 - Asset Impairment", in the Company's 2015 consolidated financial statements for a discussion of the methods, assumptions and estimates related to the Company's 2015 and 2013 exploration property asset impairments.
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2015 and 2014, for the portion of the Company's net deferred tax assets and certain credits for which it is considered “more likely than not” that they will not be realized.
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
The Company reviewed its asset retirement assumptions and in the third quarter of 2015, the Company recorded an increase of $1.1 million in estimated reclamation costs at the Stillwater Mine, related to the Benbow portal. The Company made no corresponding adjustment at December 31, 2014. See "Note 17 - Asset Retirement Obligation” to the Company’s 2015 consolidated financial statements for further information.
ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
QUANTITATIVE INFORMATION ABOUT MARKET RISK
The information required by this item is provided in "Items 1 and 2 - Business and Properties - Competition: Palladium and Platinum Market" and "Note 6 - Derivative Instruments" and "Note 11 - Investments" to the Company's 2015 consolidated financial statements and is incorporated herein by reference.
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

INTEREST RATE RISK AND INVESTMENT RISK
At December 31, 2015, all the Company's outstanding long-term debt was subject to fixed rates of interest. Interest income received from the Company's recycling suppliers is generally linked to short-term inter-bank rates.
Following the issuance of the $396.75 million 1.75% Convertible Debentures during the fourth quarter of 2012, the Company increased its level of indebtedness, which could affect the Company's ability to repay the principal of and interest on the notes and put pressure on its creditworthiness in general which could result in higher interest rates on future borrowings.
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
The Company has been exposed to a significant inflation rate on its Argentine holdings. During 2015, the Company recorded a net foreign currency transaction gain of $5.4 million on deferred tax balances recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred taxes will be settled at a future date in pesos, changes in the relative currency values are recognized in each period and reflected as Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive (Loss) Income.

ITEM 8
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Billings, Montana
February 22, 2016

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year ended December 31,	2015	2014	2013
(In thousands, except per share data)
REVENUES
Mine Production	$415,774	$536,010	$478,918
PGM Recycling	310,156	401,684	560,588
Other	400	5,925	—
Total revenues	726,330	943,619	1,039,506
COSTS AND EXPENSES
Costs of metals sold
Mine Production	293,955	332,632	313,963
PGM Recycling	300,710	391,481	527,384
Other	—	5,357	—
Total costs of metals sold (excludes depletion, depreciation and amortization)	594,665	729,470	841,347
Depletion, depreciation and amortization
Mine Production	64,200	66,387	58,201
PGM Recycling	949	1,019	1,116
Total depletion, depreciation and amortization	65,149	67,406	59,317
Total costs of revenues	659,814	796,876	900,664
Losses on trade receivable and inventory purchases	—	—	632
(Gain) loss on disposal of property, plant and equipment	(216)	(337)	68
Loss on long-term investments	372	125	1,894
Impairment of property, plant and equipment and non-producing mineral properties	46,772	550	461,755
Exploration	3,591	2,768	11,169
Proxy contest	—	—	4,307
Accelerated equity based compensation for change in control	—	—	9,063
Reorganization	1,658	10,402	—
General and administrative	34,033	35,067	46,577
Total costs and expenses	746,024	845,451	1,436,129
OPERATING (LOSS) INCOME	(19,694)	98,168	(396,623)
OTHER INCOME (EXPENSE)
Other	920	904	1,173
Loss on extinguishment of debt, net	(4,010)	—	—
Interest income	2,955	3,551	4,481
Interest expense	(20,187)	(22,719)	(22,957)
Foreign currency transaction gain, net	3,947	5,237	18,200
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(36,069)	85,141	(395,726)
Income tax benefit (provision)	12,333	(16,258)	93,653
NET (LOSS) INCOME	$(23,736)	$68,883	$(302,073)
Net loss attributable to noncontrolling interest	(11,808)	(1,414)	(31,867)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,928)	$70,297	$(270,206)
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on investments available-for-sale and deferred compensation	(214)	11	105
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,142)	$70,308	$(270,101)
Comprehensive loss attributable to noncontrolling interest	(11,808)	(1,414)	(31,867)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(23,950)	$68,894	$(301,968)
Weighted average common shares outstanding
Basic	120,809	119,953	118,607
Diluted	120,809	156,233	118,607
Basic (loss) earnings per share attributable to common stockholders	$(0.10)	$0.59	$(2.28)
Diluted (loss) earnings per share attributable to common stockholders	$(0.10)	$0.56	$(2.28)
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$147,336	$280,286
Investments, at fair value (Note 11)	316,429	251,254
Inventories	102,072	130,307
Trade receivables	800	1,277
Deferred income taxes	—	21,055
Prepaid expenses	2,821	2,546
Other current assets	21,628	14,671
Total current assets	591,086	701,396
Mineral properties	112,480	159,252
Mine development, net	460,751	409,754
Property, plant and equipment, net	109,957	118,881
Deferred debt issuance costs	3,821	6,032
Other noncurrent assets	4,115	4,012
Total assets	$1,282,210	$1,399,327
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$18,205	$26,806
Accrued compensation and benefits	30,046	29,973
Property, production and franchise taxes payable	13,907	15,828
Current portion of long-term debt and capital lease obligations	657	2,144
Other current liabilities	5,286	7,288
Total current liabilities	68,101	82,039
Long-term debt and capital lease obligations	258,920	294,023
Deferred income taxes	22,761	68,896
Accrued workers compensation	6,070	6,060
Asset retirement obligation	11,027	9,401
Other noncurrent liabilities	6,102	7,200
Total liabilities	372,981	467,619
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 121,049,471 and 120,381,746 issued and outstanding at December 31, 2015 and 2014, respectively	1,210	1,204
Paid-in capital	1,099,283	1,091,146
Accumulated deficit	(191,067)	(179,139)
Accumulated other comprehensive (loss) income	(197)	17
Total stockholders’ equity	909,229	913,228
Noncontrolling interest	—	18,480
Total equity	909,229	931,708
Total liabilities and equity	$1,282,210	$1,399,327
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2015	2014	2013
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(23,736)	$68,883	$(302,073)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	65,149	67,406	59,317
Losses on trade receivable and inventory purchases	—	—	632
(Gain) loss on disposal of property, plant and equipment	(216)	(337)	68
Impairment of property, plant and equipment and non-producing mineral properties	46,772	550	461,755
Loss on long-term investments	372	125	1,894
Loss on extinguishment of debt, net	4,010	—	—
Amortization/accretion of premiums/discounts for investments	2,414	1,810	3,079
Deferred income taxes	(17,711)	(4,590)	(108,543)
Foreign currency transaction gain, net	(3,947)	(5,237)	(18,200)
Accretion of asset retirement obligation	812	747	689
Amortization of deferred debt issuance costs	2,211	2,265	1,664
Accretion of convertible debenture debt discount	17,222	17,156	15,783
Accelerated equity based compensation for change-in-control	—	—	9,063
Share based compensation and other benefits	10,080	14,001	15,242
Non-cash capitalized interest	(4,068)	(3,278)	(2,878)
Excess tax shortfall (benefit) from stock-based compensation	154	(46)	(2,756)
Changes in operating assets and liabilities:
Inventories	28,440	27,062	(4,252)
Trade receivables	477	7,711	333
Prepaid expenses	(275)	1,366	1,108
Accounts payable	(4,611)	(7,952)	3,187
Accrued compensation and benefits	73	(673)	(723)
Property, production and franchise taxes payable	(3,019)	1,271	2,006
Income taxes payable	—	(4,416)	4,416
Accrued workers compensation	10	29	216
Other operating assets	(6,792)	1,206	6,790
Other operating liabilities	(3,400)	2,493	1,616
NET CASH PROVIDED BY OPERATING ACTIVITIES	110,421	187,552	149,433
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(107,434)	(119,682)	(129,029)
Proceeds from disposal of property, plant and equipment	387	465	218
Purchases of investments	(286,380)	(229,462)	(151,567)
Proceeds from maturities and sales of investments	218,475	185,722	201,255
NET CASH USED IN INVESTING ACTIVITIES	(174,952)	(162,957)	(79,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of noncontrolling interest	(5,216)	—	—
Excess tax (shortfall) benefit from stock-based compensation	(154)	46	2,756
Payments on debt and capital lease obligations	(63,109)	(32,035)	(166,187)
Proceeds from issuance of common stock	60	993	128
NET CASH USED IN FINANCING ACTIVITIES	(68,419)	(30,996)	(163,303)
CASH AND CASH EQUIVALENTS
Net decrease	(132,950)	(6,401)	(92,993)
Balance at beginning of period	280,286	286,687	379,680
BALANCE AT END OF PERIOD	$147,336	$280,286	$286,687
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2012	116,951	$1,170	$1,058,978	$20,770	$(99)	$51,761	$1,132,580
Net loss	—	—	—	(270,206)	—	(31,867)	(302,073)
Change in fair market value of investments available-for-sale	—	—	—	—	105	—	105
Common stock issued under share-based plans	2,515	25	10,682	—	—	—	10,707
Income tax benefit on share-based compensation	—	—	2,756	—	—	—	2,756
Compensation expense under share-based plans	—	—	13,685	—	—	—	13,685
Stock option expense	—	—	41	—	—	—	41
Valuation allowance	—	—	(9,942)	—	—	—	(9,942)
BALANCE AT DECEMBER 31, 2013	119,466	$1,195	$1,076,200	$(249,436)	$6	$19,894	$847,859
Net income	—	—	—	70,297	—	(1,414)	68,883
Change in fair market value of investments available-for-sale	—	—	—	—	11	—	11
Deferred taxes	—	—	(83)	—	—	—	(83)
Common stock issued under share-based plans	916	9	10,842	—	—	—	10,851
Income tax benefit on share-based compensation	—	—	46	—	—	—	46
Compensation expense under share-based plans	—	—	4,141	—	—	—	4,141
BALANCE AT DECEMBER 31, 2014	120,382	$1,204	$1,091,146	$(179,139)	$17	$18,480	$931,708
Net loss	—	—	—	(11,928)	—	(11,808)	(23,736)
Change in fair market value of investments available-for-sale, net of tax	—	—	—		(384)	—	(384)
Change in fair value of deferred compensation, net of tax	—	—	—	—	170	—	170
Common stock issued under share-based plans	667	6	7,228	—	—	—	7,234
Income tax shortfall on share-based plans	—	—	(154)	—	—	—	(154)
Compensation expense under share-based plans	—	—	2,905	—	—	—	2,905
Extinguishment of debt, net of tax	—	—	(3,298)	—	—	—	(3,298)
Purchase of noncontrolling interest	—	—	1,456	—	—	(6,672)	(5,216)
BALANCE AT DECEMBER 31, 2015	121,049	$1,210	$1,099,283	$(191,067)	$(197)	$—	$909,229
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
NATURE OF OPERATIONS
Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, smelting, and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south-central Montana known as the J-M Reef and from the recycling of spent catalytic converters and other industrial sources. The Company is also engaged in expanding its mining development along the J-M Reef, and holds exploration-stage properties at the Marathon PGM-copper property adjacent to Lake Superior in northern Ontario, Canada (Marathon) and at the Altar copper-gold property in San Juan province, Argentina.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Stillwater Mining Company, its wholly-owned subsidiaries and entities in which it holds a controlling interest (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated upon consolidation.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
INVESTMENTS
Investment securities at December 31, 2015, and 2014, consist of mutual funds, federal agency notes and commercial paper with stated maturities less than two years. All securities are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment and recorded as a component of other income. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
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
RESTRICTED INVESTMENTS
Restricted investments are amounts that have been pledged as collateral on outstanding undrawn letters of credit (associated with reclamation obligations). The Company reviews the letters of credit and the nature of the collateral annually and therefore restricted investments is classified as current. The restrictions on the balances lapse upon expiration of the letters of credit which currently have terms of one year or less.
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

RECEIVABLES
Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company determined that no allowance against its receivable balances at December 31, 2015 and 2014 was necessary.
MINERAL PROPERTIES AND MINE DEVELOPMENT
Costs of acquiring mineral properties and mineral rights are capitalized as incurred. Prior to acquiring such mineral properties or mineral rights, the Company makes a preliminary evaluation to determine that the mineral property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a mineral property’s potential is variable and is determined by many factors including its location relative to existing infrastructure, stage of development, geological controls and relevant metal prices. When it has been determined that proven and probable ore reserves have been established in compliance with the SEC's Industry Guide 7, and a determination has been made to proceed toward commercial development, mining development costs incurred to develop the mineral property are capitalized. Mining exploration costs are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on the estimated quantities of recoverable metal. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the mineral property has no future economic value. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.
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
The Company recognizes revenue from its toll processing services at the time the contained metals are returned to the supplier at the third-party refinery.
NONCONTROLLING INTEREST
Noncontrolling interest relates to the sale of a 25% ownership interest in Stillwater Canada Inc during 2012. Noncontrolling interest is classified in the Company's Consolidated Statements of Comprehensive (Loss) Income as part of consolidated net (loss) income and the accumulated amount of noncontrolling interest in the Company's Consolidated Balance Sheets as a component of equity. In the fourth quarter of 2015, the Company repurchased the 25% ownership interest.
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
In assessing the realizability of U.S. and foreign deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2015, and 2014, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

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
COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes net (loss) income, as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. Other comprehensive (loss) income in 2015, 2014 and 2013 consisted of unrealized gains and losses related to available-for-sale marketable securities and deferred compensation.
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
RECENT ACCOUNTING STANDARDS
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The effective date of the new standard has been deferred by one year to January 1, 2018, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early application is not permitted.

On April 7, 2015, as part of their initiative to simplify and reduce complexity in the financial statements, the FASB issued ASU 2015-03, Interest - Imputation, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance. This ASU requires the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Also, requiring retrospective application for all prior periods presented in the financial statements and a disclosure of the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early adoption is permitted for financial statements that have not been previously issued.
On November 20, 2015, FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those years. Early application is permitted. The Company adopted ASU 2015-17 prospectively at December 31, 2015 and prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 has no financial impact to the Company other than to decrease current deferred tax assets resulting in a reduction of working capital.
NOTE 3
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to customers with whom the Company has established trading relationships. Refined PGMs in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Sales of copper and nickel by-products typically reflect a discount from market prices. By-product sales are included in revenues from Mine Production. For the respective years 2015, 2014 and 2013, sales of by-products (gold, nickel, mined rhodium, copper and silver) totaled $23.1 million, $29.6 million and $27.1 million.
In July 2014, the Company executed five-year supply and refining agreements with Johnson Matthey (JM). Under the terms of these agreements, JM has an exclusive five-year right to refine all of the PGM filter cake the Company produces at its Columbus, Montana facilities. JM also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (except for platinum sales currently under the Company's sales agreement with Tiffany & Co., which are specifically excluded from the JM agreements) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreements include a good-faith effort by JM to assist in growing the Company's recycling volumes and the sharing of market intelligence to the extent permitted by law. The Company has the right to exit the JM PGM supply arrangement in return for the payment of a nominal fee. In addition, the Company, in its sole discretion, may elect to terminate the refining arrangement after four years.
During 2015, all Company sales of mined PGMs were either in the spot market or under mutually agreed supply agreements.

PGM RECYCLING
The Company purchases spent catalyst and other industrial source materials from third-parties and processes this material within its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for recycling material with various suppliers. Under these sourcing arrangements as currently structured, the Company may advance cash against a shipment of material shortly before actually receiving the physical shipment at the Company's processing facilities in Columbus, Montana. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company, at which time it is reclassified into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the cash advance was made until the out-turn date of the inventory from the final refiner.
OTHER
In addition to Mine Production and PGM Recycling metal sales, the Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized other revenue of $5.9 million in 2014, including $5.3 million for metal acquired in the open market for immediate resale to third parties. There were no comparable acquisitions in the open market during 2015 or 2013.
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
Marathon
As a result of inquiries relating to the Marathon project received during the second quarter of 2015, the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. At June 30, 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million.
The Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon that previously were associated with the Marathon project should be segregated and considered separately for impairment. The Company obtained an estimate of fair value from a real estate firm in the area and impaired those properties by approximately $0.5 million at December 31, 2014.
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
During the fourth quarter of 2013, the detailed engineering feasibility study being undertaken on the Marathon project (following on an earlier study last revised in March 2012) reached a stage where the project economics could be reviewed. Several adverse changes emerged from the new study:

•	Less favorable third-party off-take terms (including the effect of lower concentrate grades and higher shipping costs);

•	Higher operating costs;

•	Higher initial capital cost; and

•	Reductions in estimated palladium grades in a portion of the ore reserves.

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
Altar
The Company regards the Altar project, comprised of contiguous mineral exploration properties situated in Argentina that likely would be mined together as a unit, as a single long-lived asset in considering impairment.
During the third quarter of 2013, the Company identified certain events that necessitated the testing of recoverability of the carrying value of the asset. In view of the significant scale of the Altar project, the Company believed it was unlikely that it could develop the project without involving other partners. In assessing recoverability, the Company took into account the effects on the Altar project of continuing deterioration in the legal and business climate in Argentina, coupled with industry announcements of investment cutbacks and the deferral of certain projects in the vicinity of the Altar property, a significant shift away from large greenfield projects by the global mining industry, and the ongoing technical review of the Altar project. Considering these events individually and in the aggregate, the Company concluded that “indicators of potential impairment” had occurred during the 2013 third quarter, requiring the Company to assess whether its investment in the Altar mineral property was recoverable.
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
Having made such determination, the Company undertook to determine an estimate of the fair value of the Altar assets. This effort, for which the Company engaged the assistance of a qualified third-party valuation expert, included examining recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. Taking the result of this analysis into account, the Company recorded an impairment at September 30, 2013, of $290.4 million (before-tax) in the carrying value of the Altar mineral property, reducing the carrying value to its estimated fair value of $102.0 million. Subsequently, the Company reviewed the recoverability of the Altar carrying value at December 31, 2013, and for each reporting period thereafter and has concluded that no further reduction to the carrying value of the Altar property is indicated to date.

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
NOTE 5
NONCONTROLLING INTEREST
Since 2012, a subsidiary of Mitsubishi Corporation (Mitsubishi) has held a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI), which holds the Marathon PGM-copper assets. Mitsubishi paid $81.25 million in cash for its 25% interest and contributed an additional $13.6 million to satisfy its 25% share of the venture's initial cash call. According to the acquisition terms, Mitsubishi was responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties and also had a first right to purchase up to 100% of Marathon's future PGM production at a relatively small discount to market. The change in the parent company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
Mitsubishi's 25% interest in the SCI net loss in each period is shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive (Loss) Income. The amount of this loss is added back to the Company's reported Net income (loss) in each period in arriving at Net income (loss) attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the years ended December 31, 2015, 2014 and 2013 was $11.8 million and $1.4 million, and $31.9 million, respectively. The reported Net loss attributable to noncontrolling interest for the year ended December 31, 2015 reflects Mitsubishi's share of the impairment loss taken on the carrying value of the Marathon assets at June 30, 2015. The noncontrolling interest portion of the impairment loss was $11.7 million (before-tax).
In the fourth quarter of 2015, the Company purchased Mitsubishi's 25% interest in SCI and related properties for a total cash consideration of $5.2 million. The total cash consideration was comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by SCI.
NOTE 6
DERIVATIVE INSTRUMENTS
The Company uses derivative financial instruments to manage certain of its exposures to changes in PGM market commodity prices.
COMMODITY DERIVATIVES
PGM Recycling
The Company customarily enters into fixed forward sales relating to PGM recycling of catalysts and other industrial sourced materials. Under these fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions to set in advance the pricing for metals acquired and processed in its recycling segment. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because this forward price is also used to set the acquisition price the Company pays for recycling materials, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal purchases and normal sales.
All of the Company's fixed forward sales contracts open at December 31, 2015, will settle at various periods through June 2016. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At December 31, 2015, 2014 and 2013, no margin deposits were outstanding or due.

The following is a summary of the Company’s outstanding commodity derivatives in its PGM Recycling Segment at December 31, 2015:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
First Quarter 2016	17,780	$921	28,124	$596	4,727	$727
Second Quarter 2016	2,321	$863	2,738	$554	658	$671
Mine Production
The Company was not a party to any derivative instruments involving its mined production during 2015, 2014 or 2013.
NOTE 7
SHARE COMPENSATION PLANS
EQUITY PLANS
The Company sponsors equity plans (the “Plans”) that enable the Company to grant equity based compensation to employees and non-employee directors. In total approximately 11.6 million shares of common stock have been authorized under the Plans, including approximately 5.0 million, 5.2 million and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.4 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at December 31, 2015.
The Compensation Committee of the Board administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and restricted stock units vest in equal annual installments over a three year period after date of grant. Options expire ten years after the date of grant.
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

Nonvested time-based share activity during 2015, 2014 and 2013, is detailed in the following table:

Year ended December 31,	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested time-based shares at December 31, 2012	1,278,590	$14.38
Granted	544,122	13.64
Vested (1)	(1,791,040)	14.19
Forfeited	(615)	13.99
Nonvested time-based shares at December 31, 2013	31,057	$11.55
Granted	348,056	14.68
Vested	(158,412)	13.84
Forfeited	(35,954)	14.22
Nonvested time-based shares at December 31, 2014	184,747	$13.80
Granted	127,407	14.17
Vested	(114,129)	13.91
Forfeited	(11,370)	14.21
Nonvested time-based shares at December 31, 2015	186,655	$13.97
(1) Pursuant to the terms of the Company's Equity Plans, the change in control that occurred in the second quarter of 2013 resulted in all outstanding nonvested shares granted under those Equity Plans immediately becoming fully vested.
Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income related to grants of time-based nonvested shares for the years ended December 31, 2015 and 2014 was $1.6 million and $2.6 million, respectively. Compensation expense for the year ended December 31, 2013, totaled $13.7 million, of which $4.6 million is included in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income and $9.1 million (non-cash charge) resulting from the triggering of the change in control provisions under the 2004 and 2012 Equity Incentive Plans is recorded as Accelerated equity based compensation for change in control in the Company's Consolidated Statements of Comprehensive (Loss) Income.
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
In 2014, the Company began granting performance-based stock unit awards under its Long Term Incentive Plan (LTIP). The payout of the awards is dependent upon three distinct components with five separate sub-targets. Two of the sub-targets are market-based and equity classified; one sub-target is market-based and liability classified; and two sub-targets are performance-based and equity classified. Market-based performance shares are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-target is remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income related to grants of performance-based shares for the years ended December 31, 2015 and 2014 was $1.3 million and $1.5 million, respectively.
Performance-based awards are not entitled to any dividend equivalents with respect to the restricted stock units nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of restricted stock units.

Nonvested performance-based share activity during 2015 and 2014 is detailed in the following table:

	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested performance-based shares at January 1, 2014	—	$—
Granted *	223,412	15.69
Vested	—	—
Forfeited	(9,176)	15.69
Nonvested performance-based shares at December 31, 2014	214,236	$15.69
Granted *	170,078	14.92
Vested	—	—
Forfeited	(5,037)	15.34
Nonvested performance-based shares at December 31, 2015	379,277	$15.34
* The number of performance-based shares granted is based on the target award amounts in the performance share grant agreements.
The following table presents the compensation expense of the nonvested shares outstanding at December 31, 2015, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
2016	$1,522	1,491
2017	631	808
2018	12	—
Total	$2,165	$2,299
STOCK OPTIONS
Effective March 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors. The Company continues to have previously issued stock options that remain outstanding under the General Employee Plan and the 2004 Equity Incentive Plan.
Historically, the Company recognized compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined using a Black-Scholes option pricing model. The Company experienced a change in control event in the second quarter of 2013 resulting in all outstanding, unvested stock options granted under the 2004 and 2012 Equity Plans becoming fully vested. Due to the accelerated vesting of all outstanding stock options in the second quarter of 2013, the Company recognized the remaining expense of $41,400 in 2013. The compensation expense is recorded in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income.

Stock option activity for the years ended December 31, 2015, 2014 and 2013, is summarized as follows:

Year Ended December 31,	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	242,519	$10.57
Options exercisable at December 31, 2012	224,933	10.08
2013 Activity
Options exercised	(25,471)	5.02
Options canceled / forfeited	(17,757)	6.07
Options outstanding and exercisable at December 31, 2013	199,291	$11.68
2014 Activity
Options exercised	(105,047)	9.54
Options canceled / forfeited	(13,100)	14.32
Options outstanding and exercisable at December 31, 2014	81,144	$14.03
2015 Activity
Options exercised	(6,492)	9.16
Options canceled / forfeited	(17,542)	11.01
Options outstanding and exercisable at December 31, 2015	57,110	$15.51
The following table summarizes additional stock option activity:

(In thousands)	2015	2014	2013
Intrinsic value of exercisable options	$9	$207	$469
Cash received from options exercised	$60	$993	$128
Intrinsic value of options exercised	$25	$674	$205
Compensation expense (recorded in General and administrative)	$—	$—	$41
The following table summarizes information for outstanding and exercisable options at December 31, 2015:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$ 4.17 - $11.50	9,209	2.8	$8.69
$11.51 - $12.82	9,117	2.7	$12.15
$12.83 - $15.45	9,117	2.5	$13.78
$15.46 - $18.56	8,642	4.2	$16.80
$18.57 - $19.55	10,600	4.9	$19.05
$19.56 - $24.55	10,425	4.3	$21.34
	57,110	3.6	$15.51

DEFERRAL PLANS
The Company suspended new deferrals into its Non-Employee Directors’ Deferral Plan effective mid-2014. The Plan previously allowed non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts previously deferred under this Plan are fully vested, and each participant elected the deferral period and form of the compensation (Company common stock including a 20% Company match or cash). Compensation expense under the Plan was $13,500 and $64,200 in 2014 and 2013, respectively. The Company match was made in Company common stock.
Independent Director Deferred Share Unit Plan (DSU Plan)
The Company's DSU Plan was approved in August 2014. Each year, an independent director may irrevocably elect to defer up to 100% of annual fees (annual cash fees payable by the Company to an independent director with respect to service as a member of the Board). A deferred share unit (DSU) is a compensatory unit which represents a promise by the Company to deliver cash equal to the fair market value of one share of the Company's common stock for each awarded DSU. The DSUs are revalued at the end of each reporting period using the closing price of the Company's common stock on the last trading day of the reporting period. Upon separation of service from the Board, an independent director's entire account balance is distributed in a lump sum cash payment. The Company recognized compensation expense of approximately $0.6 million and $0.5 million in 2015 and 2014, respectively.
The following table summarizes the activity for the DSU Plan for the years ended December 31, 2015 and 2014:

	DSUs	Fair market value of DSUs (1)	Closing Share Price
Granted	30,420		$18.69
Distributions	(5,070)	$(66,667)
Liability at December 31, 2014	25,350	$373,637	$14.74
Granted	37,053		$13.22
Liability at December 31, 2015	62,403	$534,804	$8.57
(1) Fair market value of DSUs includes effect of fractional shares.
Nonqualified Deferred Compensation Plan (NQDC Plan)
The Company's NQDC Plan allows certain key personnel of the Company to defer up to 60% of their salaries and up to 100% of other cash compensation and vested restricted stock units in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (Company common stock or cash). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 8% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was approximately $0.3 million, $0.2 million and $0.2 million in 2015, 2014 and 2013, respectively. Compensation expense deferred upon the vesting of common stock was $12,620 for the year ended December 31, 2015. There were no deferrals upon the vesting of common stock for the years ended December 31, 2014 and 2013.
EMPLOYEE BENEFIT PLANS
The Company has two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of their eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 8% of the employee’s compensation. Prior to September 1, 2015 matching contributions were made with common stock of the Company. During 2015, 2014 and 2013, the Company issued approximately 0.6 million, 0.7 million and 0.9 million shares of common stock, respectively, with a market value on the respective grant dates of $7.5 million, $10.3 million and $10.3 million, respectively, to match employees’ contributions. Effective, September 1, 2015, the Company began matching contributions in cash. The Company made cash contributions of $3.9 million into the plans in 2015.

NOTE 8
INCOME TAXES
The components of the Company’s deferred income tax liabilities (assets) are comprised of the following temporary differences and carryforwards at December 31, 2015, and 2014.

(In thousands)	2015	2014
Mine development and mineral interests-US	$86,905	$98,204
Mineral interests-South America	13,697	20,844
Long-term debt	27,835	42,986
Total deferred tax liabilities	$128,437	$162,034
Noncurrent liabilities	(9,896)	(10,703)
Mine development and mineral interests-Canada	(15,900)	(1,214)
Property and equipment	(16,440)	(15,683)
Current liabilities	(18,844)	(21,301)
Long-term investments	(2,989)	(3,158)
Inventory	(993)	(933)
AMT credit and other carryforwards	(34,383)	(30,956)
Exploration	(3,578)	(4,610)
Net operating loss (NOL) and other carryforwards	(39,244)	(48,444)
Total deferred tax assets	$(142,267)	$(137,002)
Valuation allowance	36,591	22,812
Net deferred tax assets	(105,676)	(114,190)
Net deferred tax liabilities	$22,761	$47,844
On November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those years. Early application is permitted. The Company adopted ASU 2015-17 prospectively at December 31, 2015 and prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 has no financial impact to the Company other than to decrease current deferred tax assets, resulting in a reduction of working capital.
Upon the adoption of ASU 2015-17, all deferred tax assets and liabilities are now classified as non-current regardless of their classification on the balance sheet and the timing of their anticipated reversal. The non-current net deferred tax liability balance at December 31, 2015 was $22.8 million, and is included in the long-term liabilities, net in the Company's Consolidated Balance Sheets. At December 31, 2014, there was a current deferred tax asset balance of $21.1 million and a non-current deferred tax liability balance of $68.9 million.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2015 and 2014 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, capital losses and certain tax credits. The NOLs and other carryforwards for 2015 above represent $24.4 million from U.S. operations and $14.8 million from foreign operations. The NOLs for 2014 above represent $34.6 million from U.S. operations and $13.9 million from foreign operations.

Reconciliation of the income tax (benefit) provision at the applicable statutory income tax rates to the effective rate is as follows:

	December 31,
(In thousands)	2015	2014	2013
(Loss) income before income taxes	$(36,069)	$85,141	$(395,726)
Income tax (benefit) provision at statutory rates	(12,624)	29,799	(138,504)
State income tax expense, net of federal benefit	50	3,553	3,995
Percentage depletion	(5,366)	(17,302)	(8,786)
Foreign currency transaction loss (gain), net	3,471	(1,353)	31,605
Compensation related adjustment	59	6	359
Change in valuation allowance	13,780	2,127	5,595
Return-to-provision	(1,259)	92	1,097
Impact of foreign operations	(2,981)	(52)	8,895
Rate adjustment	(7,290)	(96)	1,503
Other	(173)	(516)	588
Net income tax (benefit) provision	$(12,333)	$16,258	$(93,653)
At December 31, 2015, the Company had approximately $105.2 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2020 through 2035. Usage of $80.9 million of these net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company had $32.5 million of alternative minimum tax credit carryforwards which will not expire and $1.9 million in general business credits expiring during 2029 to 2035. The Company had approximately $3.3 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also had $53.8 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $20.5 million during 2016 to 2020 and $25.0 million during 2024 to 2035. Currently, $8.3 million of foreign net operating losses have an indefinite life.
Cash payments for state income taxes were made in 2015, 2014 and 2013 in the amounts of $2.4 million, $15.3 million and $0.1 million, respectively. The Company made U.S. federal tax payments in the amounts of $11.0 million, $11.1 million, $5.2 million in 2015, 2014, and 2013, respectively. The Company had a net tax receivable of $13.2 million relating to current and prior year anticipated U.S. and state tax filings.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefit (provision) in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company does not have any uncertain tax benefits at December 31, 2015 and 2014. There were no interest and penalties accrued at December 31, 2015 or 2014. The interest and penalties accrued for December 31, 2013 were $2.1 million. The tax years subject to examination by the taxing authorities are the years ended December 31, 2014, 2013 and 2012, although, net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized.
The income tax (benefit) provision is comprised of the following:

	December 31,
(In thousands)	2015	2014	2013
Current
Federal	$3,203	$13,902	$9,740
State	2,175	6,947	5,152
Current income tax	$5,378	$20,849	$14,892
Deferred
Federal	(1,474)	(1,577)	5,278
State	(14,510)	(2,462)	252
Foreign	(1,727)	(552)	(114,075)
Deferred income tax benefit	(17,711)	(4,591)	(108,545)
Income tax (benefit) provision	$(12,333)	$16,258	$(93,653)

The components of (loss) income before income tax (benefit) provision by tax jurisdiction for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	2015	2014	2013
United States	$10,574	$88,281	$61,671
Foreign	(46,643)	(3,140)	(457,397)
Loss / income before income tax (benefit) provision	$(36,069)	$85,141	$(395,726)
NOTE 9
COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) / income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. At December 31, 2015, 2014 and 2013, such items consisted of unrealized gains / losses on available-for-sale marketable securities and deferred compensation.
The following summary sets forth the changes in Accumulated other comprehensive (loss) income during 2015, 2014 and 2013:

(In thousands)	Available-for-sale marketable securities	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(99)	$—	$(99)
Change in value, net of tax	105	—	105
Balance at December 31, 2013	6	—	6
Change in value, net of tax	11	—	11
Balance at December 31, 2014	17	—	17
Change in value, net of tax	(384)	170	(214)
Balance at December 31, 2015	$(367)	$170	$(197)
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
The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company either purchases the catalyst material processed by the PGM Recycling segment from third-party suppliers for its own account and sells the recovered metals directly, or it accepts catalyst material supplied from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.

The Canadian Properties segment consists mainly of the Marathon mineral property assets. The exploration-stage Marathon mineral properties include a large PGM and copper deposit located near the town of Marathon, Ontario, Canada, as well as additional mineral properties located adjacent to the Marathon properties. In the second quarter of 2015 the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada. In the fourth quarter of 2014 the Company recorded an impairment charge of approximately $0.5 million against certain real estate properties owned by the Company in the town of Marathon. In the fourth quarter of 2013, the Company took an impairment charge of $171.4 million on the Marathon properties. At December 31, 2013, the Company ceased reporting proven and probable ore reserves at Marathon or accounting for Marathon as a development-stage project. In general, the Company now expenses Marathon costs in the period in which they are incurred. See "Note 4 - Asset Impairment" for more information.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine asset is the Altar property, an exploration-stage copper-gold resource located in the San Juan province of Argentina. In the third quarter of 2013, the Company took an impairment charge of $290.4 million (before-tax) on the Peregrine properties. See "Note 4 - Asset Impairment" for more information.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2015
Revenues	$415,774	$310,156	$—	$—	$400	$726,330
Depletion, depreciation and amortization	$64,200	$949	$—	$—	$—	$65,149
General and administrative expenses	$—	$—	$1,146	$504	$32,383	$34,033
Interest income	$—	$1,653	$7	$27	$1,268	$2,955
Interest expense	$—	$—	$—	$—	$20,187	$20,187
Income (loss) before impairment charge and income taxes	$57,618	$10,151	$(1,910)	$2,218	$(57,374)	$10,703
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge, before income taxes	$57,618	$10,151	$(48,682)	$2,218	$(57,374)	$(36,069)
Capital expenditures	$100,725	$327	$46	$—	$6,336	$107,434
Total assets	$613,498	$40,757	$26,517	$103,774	$497,664	$1,282,210

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2014
Revenues	$536,010	$401,684	$—	$—	$5,925	$943,619
Depletion, depreciation and amortization	$66,387	$1,019	$—	$—	$—	$67,406
General and administrative expenses	$—	$—	$3,251	$337	$31,479	$35,067
Interest income	$—	$2,535	$6	$68	$942	$3,551
Interest expense	$—	$—	$1	$—	$22,718	$22,719
Income (loss) before impairment charge and income taxes	$136,990	$11,719	$(4,581)	$2,600	$(61,037)	$85,691
Impairment charge	$—	$—	$550	$—	$—	$550

Income (loss) after impairment charge, before income taxes	$136,990	$11,719	$(5,131)	$2,600	$(61,037)	$85,141
Capital expenditures	$115,147	$181	$—	$45	$4,309	$119,682
Total assets	$596,653	$65,513	$75,250	$106,947	$554,964	$1,399,327

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2013
Revenues	$478,918	$560,588	$—	$—	$—	$1,039,506
Depletion, depreciation and amortization	$58,201	$1,116	$—	$—	$—	$59,317
General and administrative expenses	$—	$—	$1,112	$2,549	$42,916	$46,577
Interest income	$—	$3,375	$20	$184	$902	$4,481
Interest expense	$—	$—	$—	$—	$22,957	$22,957
Income (loss) before impairment charge and income taxes	$106,122	$35,463	$(4,255)	$8,845	$(80,146)	$66,029
Impairment charge	$—	$—	$171,338	$290,417	$—	$461,755
Income (loss) after impairment charge, before income taxes	$106,122	$35,463	$(175,593)	$(281,572)	$(80,146)	$(395,726)
Capital expenditures	$108,527	$330	$12,380	$101	$7,691	$129,029
Total assets	$553,153	$80,555	$83,800	$109,960	$519,212	$1,346,680
NOTE 11
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive (loss) income in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net (loss) income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. Amounts reclassified out of Other comprehensive (loss) income during the periods ended December 31, 2015, and 2014 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2015
Federal agency notes	$285,276	$—	$(519)	$284,757
Commercial paper	31,730	—	(58)	31,672
Subtotal	317,006	—	(577)	316,429
Mutual funds	482	261	—	743
Total	$317,488	$261	$(577)	$317,172
2014
Federal agency notes	$143,132	$40	$(33)	$143,139
Commercial paper	108,371	1	(257)	108,115
Subtotal	251,503	41	(290)	251,254
Mutual funds	344	279	—	623
Total	$251,847	$320	$(290)	$251,877

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets. Included in the investments balance at December 31, 2015 is $18.5 million which has been reserved as collateral on the Company's undrawn letters of credit of approximately $17.5 million.
The maturities of available-for-sale securities at December 31, 2015, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$219,748	$219,581
Due after one year through two years	65,528	65,176
Total	$285,276	$284,757

Commercial paper
Due in one year or less	$20,490	$20,472
Due after one year through two years	11,240	11,200
Total	$31,730	$31,672
The Company has long-term investments in several Canadian junior exploration companies, recorded on the balance sheet at cost. The Company determined that its long-term investments were other than temporarily impaired and recorded a loss of $0.4 million and $0.1 million for the years ended December 31, 2015, and 2014, respectively. At December 31, 2015, these long-term investments totaled $0.5 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 12
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary during 2015 and 2014.
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
Inventories reflected in the accompanying balance sheets at December 31, consisted of the following:

(In thousands)	2015	2014
Metals inventory
Raw ore	$4,234	$4,984
Concentrate and in-process	43,727	48,712
Finished goods	32,618	49,885
	$80,579	$103,581
Materials and supplies	21,493	26,726
Total inventory	$102,072	$130,307

NOTE 13
EARNINGS PER COMMON SHARE
Basic (loss) earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. In calculating earnings per share attributable to common stockholders, reported consolidated net income (loss) attributable to common stockholders is adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees) and the related income tax effect, in computing basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.
Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures. For periods in which the Company reports a net loss attributable to common stockholders, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. The Company reported a net loss attributable to common stockholders, for the years ended December 31, 2015 and 2013 resulting in 182,546 and 98,218, respectively, potentially dilutive shares being excluded from the computation of diluted weighted average shares outstanding.
Outstanding options to purchase 34,259 weighted shares of common stock were excluded from the computation of diluted earnings per share attributable to common stockholders for 2014, due to the average market price at the end of the period being lower than the exercise price, and therefore the effect would have been antidilutive.
The reconciliation showing the computation of basic and diluted shares and the related impact on income for the year ended December 31, 2014 is shown in the following table:

	Year Ended
	December 31, 2014
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$70,297	119,953	$0.59
Effect of Dilutive Securities
Stock options	—	31
Nonvested shares	—	53
Contingently issuable shares	—	98
1.875% Convertible Debentures, net of tax	—	95
1.75% Convertible Debentures, net of tax and capitalized interest	16,613	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$86,910	156,233	$0.56

NOTE 14
DEBT AND CAPITAL LEASE OBLIGATIONS
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company issued $396.75 million of 1.75% Convertible Debentures, due October 15, 2032. Each $1,000 principal amount of these 1.75% Convertible Debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% Convertible Debentures also include an embedded conversion enhancement feature that is equivalent to including with each $1,000 of Convertible Debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (also subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% Convertible Debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to redeem their 1.75% Convertible Debentures at face value plus accrued and unpaid interest on October 15, of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% Convertible Debentures at any time on or after October 20, 2019.
The 1.75% Convertible Debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded in equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering of the 1.75% Convertible Debentures and the debt portion is being amortized ratably over seven years. Net proceeds of $384.3 million from the offering were used in part to retire $164.3 million of the Company's 1.875% Convertible Debentures upon their redemption in March 2013 with the remainder being used for general corporate purposes.
In the third quarter of 2015, the Company elected to repurchase $61.6 million of the outstanding principal of the 1.75% Convertible Debentures, due 2032, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which included a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive (Loss) Income.
The 1.75% Convertible Debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance included in long-term debt on the Company's Consolidated Balance Sheets for the years ended December 31, 2015 and 2014, was approximately $258.4 million and $291.1 million, respectively, which is net of unamortized discount of $76.8 million and $105.6 million, respectively.
1.875% CONVERTIBLE DEBENTURES
In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% Convertible Debentures, due 2028, paying cash of $1.6 million and recording a gain of approximately $0.1 million, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive (Loss) Income. The outstanding balance of $0.5 million is reported as a long-term debt obligation at December 31, 2015.
Holders of the remaining $0.5 million of outstanding 1.875% Convertible Debentures may require the Company to redeem their 1.875% Convertible Debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain corporate events. The Company has the right at its discretion to redeem the remaining outstanding 1.875% Convertible Debentures for cash at any time prior to maturity.
EXEMPT FACILITY REVENUE BONDS
During 2000, the Company completed a $30.0 million offering of Exempt Facility Revenue Bonds, Series 2000. These bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds were scheduled to mature on July 1, 2020, and had a stated interest rate of 8.00% with interest paid semi-annually. Net discounted proceeds from the offering were $28.7 million, yielding an effective interest rate of 8.57%.
In July 2014, the Company redeemed the entire $30.0 million of 8.0% Exempt Facility Revenue Bonds, Series 2000, which included accrued and unpaid interest of $40,000.

ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement, incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded the maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. The Company paid an unused line fee on the committed but unutilized balance under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility.
The Company terminated its $125.0 million asset-backed revolving credit facility on December 31, 2015, incurring expenses and fees of approximately $0.2 million.
The following table reflects the amortization of debt issuance costs, interest expense and cash payments for interest on the Company's outstanding debt for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
1.75% Convertible Debentures
Amortization of debt issuance costs	$925	$1,120	$1,139
Interest expense, net of capitalized interest	$18,752	$19,416	$18,261
Reduction in debt issuance costs (repurchase of debt)	$747	$—	$—
Cash payments for interest	$6,827	$6,943	$6,905

1.875% Convertible Debentures
Amortization of debt issuance costs	$—	$—	$195
Interest expense, net of capitalized interest	$—	$42	$684
Cash payments for interest	$42	$42	$1,582

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$539	$272	$272
Fees	$1,168	$1,026	$1,082

Exempt Facility Revenue Bonds, Series 2000
Amortization of debt issuance costs	$—	$873	$58
Interest expense	$—	$1,240	$2,400
Cash payments for interest	$—	$1,240	$2,400

The Company's total current and long-term debt balances at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$396,750
Debt discount	—	(76,754)	—	(105,634)
Debt balance	—	258,396	—	291,116
1.875% Convertible Debentures	—	524	—	2,245
Capital Lease Obligation	580	—	2,067	580
Small Land Purchase	77	—	77	82
Total debt balances	$657	$258,920	$2,144	$294,023
CAPITAL LEASE OBLIGATIONS
The Company is party to a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz development adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term maturing in 2016; lease payments are due quarterly in advance. The Company made cash payments of $2.2 million on its capital lease obligations for each of the years ended December 31, 2015 and 2014. These cash payments included interest of $0.1 million and $0.2 million, respectively. At December 31, 2015, the outstanding principal balance under the capital lease was $0.6 million.
The following is a schedule of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

Year ended December 31, 2015 (In thousands)
2016 minimum lease payments	$589
Interest at rates ranging from 5.21% to 5.46% (before-tax)	(9)
Net minimum lease payments	$580
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized interest of $6.0 million, $5.1 million and $4.8 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.

NOTE 15
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development at December 31, 2015, and 2014, consisted of the following:

(In thousands)	2015	2014
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	55,332
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	697,781	616,872
East Boulder Mine	220,281	204,483
	$1,030,542	$980,607
Accumulated depletion and amortization	(457,311)	(411,601)
Total mineral properties and mine development, net	$573,231	$569,006
An impairment charge of $46.8 million (before-tax) was taken against the Marathon mineral properties in the second quarter of 2015, reflecting an estimated fair market value of $8.6 million. See "Note 4 - Asset Impairment" for further information.

NOTE 16
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, consisted of the following:

(In thousands)	2015	2014
Machinery and equipment	$161,292	$152,421
Buildings and structural components	173,580	169,609
Land	11,740	9,488
Construction-in-progress:
Stillwater Mine	2,615	2,633
East Boulder Mine	435	1,539
Marathon	148	148
Processing facilities and other	1,982	1,994
	$351,792	$337,832
Accumulated depreciation	(241,835)	(218,951)
Total property, plant, and equipment, net	$109,957	$118,881
The Company’s capital outlay for the years ended December 31, was as follows:

(In thousands)	2015	2014	2013
Stillwater Mine	$88,799	$95,038	$90,827
East Boulder Mine	17,916	28,813	25,928
Marathon project	—	—	14,081
Altar project	46	45	101
Other	5,089	5,917	7,599
Total capital outlay	$111,850	$129,813	$138,536
Non-cash capitalized interest / depreciation	(9,347)	(8,443)	(8,910)
Change in accounts payable for capital expenditures	4,931	(1,688)	(597)
Total cash paid	$107,434	$119,682	$129,029
Prior year numbers have been restated to confirm to current year presentation.
NOTE 17
ASSET RETIREMENT OBLIGATION
The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2015, 2014 and 2013:

(In thousands)	Stillwater Mine	East Boulder Mine	Total
Balance at December 31, 2012	$7,381	$584	$7,965
Accretion expense	639	50	689
Balance at December 31, 2013	$8,020	$634	$8,654
Accretion expense	700	47	747
Balance at December 31, 2014	$8,720	$681	$9,401
Accretion expense	777	35	812
Additions and changes in estimates	$1,115	$(301)	814
Balance at December 31, 2015	$10,612	$415	$11,027
In the third quarter of 2015, the Company recorded an increase of $1.1 million in estimated reclamation costs at the Stillwater Mine, related to the Benbow portal. No adjustments were made to the asset retirement obligations in 2014 or 2013. The Company estimates the mine life of the Stillwater Mine and the East Boulder Mine to the year 2033 and 2081, respectively.

At December 31, 2015, the Company had posted surety bonds with the State of Montana and the United States Forest Service in the amount of $40.1 million to satisfy the current financial guarantee requirements determined by the regulatory agencies. The final updated environmental impact statement (EIS) was completed during the second quarter of 2012 and the East Boulder financial guarantee was reviewed and revised in 2014. The Company is expecting the review process for the Stillwater Mine financial guarantee to extend through the first quarter of 2016 and anticipates these financial guarantee requirements may increase.
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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015, and 2014 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
Money market fund	$54,761	$54,761	$—	$—
Mutual funds	$743	$743	$—	$—
Investments
Federal agency notes	$284,757	$—	$284,757	$—
Commercial paper	$31,672	$—	$31,672	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Money market fund	$120,000	$120,000	$—	$—
Mutual funds	$623	$623	$—	$—
Investments
Federal agency notes	$143,139	$—	$143,139	$—
Commercial paper	$108,115	$—	$108,115	$—
The fair value of the mutual funds is based on market prices which are readily available and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets. The money market fund is recorded in Cash and cash equivalents on the Company's Consolidated Balance Sheets. The fair values of the investments are valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive (loss) income on the Company's Consolidated Balance Sheets.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015, and 2014 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
1.875 % Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$285,446	$—	$285,446	$—
Long-term investments	$524	524	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2014	Total	Level 1	Level 2	Level 3
Certain Marathon real estate properties	$754	$—	$—	$754
1.875% Convertible Debentures	$2,245	$—	$2,245	$—
1.75% Convertible Debentures	$303,108	$—	$303,108	$—
Long-term investments	$896	$896	$—	$—
The Company determined the fair value of the liability component of its outstanding 1.75% Convertible Debentures at December 31, 2015 and 2014, by using observable market based information for debt instruments of similar amounts and duration. The Company used the book value of its outstanding 1.875% Convertible Debentures to represent the fair value at December 31, 2015 and 2014.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2015, and 2014 is based on quoted market prices which are readily available.
The Company determined at December 31, 2014, that certain real estate properties owned by the Company in the town of Marathon should be considered for impairment. The Company obtained an estimate of fair value and impaired those properties. See "Note 4 - Asset Impairment" for further information.
NOTE 19
RELATED PARTIES
Mitsubishi Corporation maintained a 25% ownership interest in the Company's previously wholly-owned subsidiary, Stillwater Canada Inc (SCI) until the Company purchased Mitsubishi's 25% interest in the fourth quarter of 2015. The Company made PGM sales to Mitsubishi Corporation of $38.7 million, during the first nine months of 2015 and $141.7 million and $296.6 million in the full years of 2014 and 2013, respectively. See "Note 5 - Noncontrolling Interest" for further information.
NOTE 20
COMMITMENTS AND CONTINGENCIES
The Company manages risk through insurance coverage, credit monitoring and diversification of suppliers and customers. The Company also seeks to maintain adequate liquidity to offset the risk of pricing cycles.
REFINING AGREEMENT AND SUPPLY AGREEMENT
Under the terms of the Company’s agreements with JM, the Company utilizes JM for all of its precious metals refining services. In addition, with the exception of platinum sales commitments to Tiffany & Co., all of the Company’s current mined palladium and platinum is committed for sale to JM.
This significant concentration of business with JM could leave the Company without precious metal refining services should JM experience significant financial or operating difficulties during the contract period. Under such circumstances, it is not clear that sufficient alternate processing capacity would be available to cover the Company’s requirements, nor that the terms of any such alternate processing arrangements as might be available would be financially acceptable to the Company. Any such disruption in refining services could have a negative effect on the Company’s ability to generate revenues, profits, and cash flows.

OPERATING LEASES
The Company has operating leases for various mining equipment, office equipment and office space expiring at various dates through November 30, 2019. Total rental expense for cancelable and non-cancelable operating leases was $1.8 million, $2.0 million and $2.3 million in 2015, 2014 and 2013, respectively. Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Year ended (In thousands)	Minimum Lease Payment
2016	$150
2017	148
2018	120
2019	66
Total	$484
SIGNIFICANT CUSTOMERS
Total sales to significant customers as a percentage of total revenues for the years ended December 31, were as follows:

	2015 (1)	2014 (1)	2013 (1)
Customer A	75%	51%	14%
Customer B	—	15%	29%
Customer C	—	—	14%
Customer D	—	—	12%
	75%	66%	69%
(1) The “—” symbol represents less than 10% of total revenues
LABOR UNION CONTRACTS
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering approximately 56% of its active labor force which are located at the Stillwater Mine and the Company's processing facilities in Columbus, expired on June 12, 2015. Following the expiration of this agreement, employees located at these sites voted twice, and twice rejected, a tentative labor agreement reached on May 27, 2015 that was recommended by the United Steel Workers (USW) International Union Local 11-0001. Following the votes, employees continued to work under the terms of the previously expired contract. On July 30, 2015, the Company notified the union that negotiations had reached an impasse and that it would implement its last, best and final contract offer, which was the same agreement previously rejected by the represented employees. The Company implemented the new agreement on September 1, 2015, which included:

•	no increase in base wages for each of the first two years of the agreement; and

•	simplification of the incentive program and the introduction of metrics in the incentive program that align employee activities and shareholder outcomes.
On January 29, 2016, employees located at the Stillwater Mine and Columbus processing facilities voted again and ratified a four year contract. The new agreement essentially mirrors the Company's last, best and final contract offer, which the workers have been working under since September 1, 2015. The contract agreement was retrospectively effective to June 2, 2015.
The second collective bargaining agreement, covering approximately 22% of its active labor force, which are located at the East Boulder Mine, was scheduled to expire on December 31, 2015. On December 15, 2015, the union membership at the East Boulder Mine ratified a four year contract. The new agreement essentially rolls forward the previous contract, including a provision for no increase in base wages for each of the first two years of the agreement and other minor modifications. Effective date for this contract is January 1, 2016.
The Company's total workforce at December 31, 2015, was comprised of 1,439 employees, including 1,430 located in Montana and Colorado and 9 located in Canada and South America. This compares to 1,619 employees at December 31, 2014, of which 1,609 were Montana-based and 10 were located in Canada and South America.

LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
NOTE 21
QUARTERLY DATA (UNAUDITED)
Quarterly earnings data for the years ended December 31, 2015, and 2014 were as follows:

(In thousands, except per share data)	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$200,520	$185,384	$168,441	$171,985
Depletion, depreciation and amortization	$17,121	$17,198	$15,362	$15,468
Operating income (loss)	$21,170	$(34,812)	$(6,181)	$129
Net income (loss) *	$22,888	$(39,018)	$(12,029)	$4,424
Comprehensive income (loss) attributable to common stockholders *	$23,139	$(27,429)	$(11,912)	$4,061
Basic earnings (loss) per share attributable to common stockholders	$0.19	$(0.23)	$(0.10)	$0.04
Diluted earnings (loss) per share attributable to common stockholders *	$0.17	$(0.23)	$(0.10)	$0.04
* The amounts do not equal the year-to-date amounts due to the impact of rounding.

(In thousands, except per share data)	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$219,499	$249,887	$252,066	$222,167
Depletion, depreciation and amortization	$15,151	$17,802	$17,181	$17,272
Operating income	$24,977	$27,484	$26,758	$18,948
Net income	$19,039	$17,658	$17,835	$14,351
Comprehensive income attributable to common stockholders	$19,535	$18,073	$17,965	$14,735
Basic earnings per share attributable to common stockholders *	$0.16	$0.15	$0.15	$0.12
Diluted earnings per share attributable to common stockholders *	$0.15	$0.14	$0.14	$0.12
* The amounts in the table above do not equal the year-to-date amounts due to the impact of rounding.

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting.
In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, for the year ended December 31, 2015, management determined that during the fourth quarter of 2015 there were no changes to the registrant's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

(c)	Internal Control Over Financial Reporting.
The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting at December 31, 2015, and has concluded that, at December 31, 2015, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting, which appears within Item 8 of this Annual Report on Form 10-K.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2015.
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.
EXECUTIVE OFFICERS
Set forth below is certain information concerning the individuals who were executive officers of the Company at December 31, 2015.

Name	Age	Position
Michael J. McMullen	45	President and Chief Executive Officer
Christopher M. Bateman	51	Chief Financial Officer
Kristen K. Koss	60	Vice President of Safety, Health and Human Resources
Brent R. Wadman	43	Vice President of Legal Affairs and Corporate Secretary
Rhonda L. Ihde	57	Corporate Controller

The following are brief biographies of the Company’s executive officers:
Michael J. McMullen is currently President and Chief Executive Officer, effective December 3, 2013. On May 7, 2013, Mr. McMullen was elected to the Board where he currently serves on the Health, Safety and Environment Committee and the Technical and Ore Reserve Committee. Prior to these appointments with the Company Mr. McMullen served as a Principal at MRI Advisory AG. and as Executive Chairman of Nevada Iron Limited. In 2007, he became Executive Chairman of Lachlan Star Limited, a post he held until January 2014. Lachlan Star Limited announced the appointment of voluntary insolvency administrators in February 2015. Also, in 2007, Mr. McMullen formed Northern Iron Limited, which developed an iron ore mine in Norway and served as Managing Director from April 2007 to November 2009 and as President of Northern Iron Marketing AG until June 2010. From August 2005 to January 2006, he was Audit Manager at RSG Global Consulting Pty Ltd, a mining consultancy firm and in January 2006 Mr. McMullen became a Partner of the firm, a position he held until August 2007. From September 2002 to August 2005, he was Technical Director of Tritton Resources Limited. Mr. McMullen also served as Executive Technical Director of Lafayette Mining Limited from November 1998 to September 2002 and as Exploration Manager of Spinifex Gold Ltd. (Asia), from February 1997 to November 1998. He currently serves on the Board of Directors of Nevada Iron Limited. Mr. McMullen holds a Bachelor of Science degree in Geology from Newcastle University in New South Wales and pursued graduate studies in Mineral Economics at Western Australian School of Mines.
Christopher M. Bateman was appointed Chief Financial Officer, effective December 1, 2014. Mr. Bateman served as the Chief Financial Officer of Turquoise Hill Resources, from 2012 to 2014. Prior to his appointment at Turquoise Hill Resources, he was Chief Financial and Business Development Officer of Rio Tinto Diamonds and Minerals from 2010 to 2012. From 2006 to 2009, Mr. Bateman served as Chief Financial Officer of Energy Resources of Australia Ltd. From 2003 to 2006, he held commercial and operational roles at Rio Tinto's Kennecott Utah Copper operations. Mr. Bateman also held the positions of Financial Planning and Analysis Director and Information Technology Director at Kaiser Aluminum. In addition, he spent eight years at Arthur Andersen's business consulting practice and qualified as a Chartered Accountant in England and in Wales in 1992. Mr. Bateman earned an Engineering degree in Production Engineering and Production Management from the University of Nottingham in Nottingham, United Kingdom.
Kristen K. Koss is currently Vice President of Safety, Health and Human Resources, effective August 4, 2010. In January of 2008, Ms. Koss was promoted to the position of Corporate Safety Director. Since joining the Company in 1995, Ms. Koss has managed the Human Resources Departments at both mine sites, in addition to establishing a Central Recruiting function in Columbus to meet the hiring needs of the organization. Ms. Koss has over 25 years of experience in Human Resources and Benefits. During her career she has served on numerous committees, including the Montana Hard Rock Mining Impact Board and the National Mining Association Safety and Health Committee. Prior to joining Stillwater, Ms. Koss held various positions in Human Resources at Marathon Electric Manufacturing Corporation and Interstate Warehousing.
Brent R. Wadman is currently the Vice President of Legal Affairs and Corporate Secretary, effective August 6, 2013. Mr. Wadman joined the Company in November 2010. Prior to joining the Company, he served as Senior Counsel at Combat Support Associates, a U.S. defense contractor in Kuwait City, Kuwait, and Deputy General Counsel at infoGroup Inc., a publicly traded, direct marketing company. Mr. Wadman has more than 15 years of broad legal experience. He currently supervises SEC compliance, international transactions, and corporate governance functions. Earlier in his career he worked as a trial attorney. Mr. Wadman received his Bachelor of Arts degree in Anthropology from the University of North Carolina and a Juris Doctorate from the University of Tulsa.
Rhonda L. Ihde is currently the Corporate Controller, effective January 9, 2006. Prior to joining the Company, Ms. Ihde was employed by the Billings, Montana, office of KPMG LLP. Ms. Ihde holds both a Bachelor of Science degree with an emphasis in Accounting and a Master of Accountancy degree from the University of Montana. Ms. Ihde is a licensed Certified Public Accountant (CPA) in the State of Montana and also holds the Chartered Global Management Accountant (CGMA) designation. Ms. Ihde is a member of the Montana Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT
Federal regulations and NYSE listing requirements require a board of directors to determine if a member of its audit committee is an “audit committee financial expert”. According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged) in preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has designated Michael S. Parrett as an audit committee financial expert. Mr. Parrett meets the independence standards for audit committee members under the NYSE Listed Company and SEC rules.
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
NYSE CEO CERTIFICATION
Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated June 19, 2015, affirming that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
Reference is made to the information to be set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Reference is made to the information to be set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the information to be set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to the information to be set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2015, which information is incorporated herein by reference.

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

3.2	Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's on Form 8-K filed on May 22, 2013).

4.01	Form of 1.875% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed on March 14, 2008).

4.02
First Supplemental Indenture between Stillwater Mining Company and Law Debenture Trust Company of New York dated October 17, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on October 17, 2012).

4.03	Form of 1.75% Convertible Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on October 17, 2012).

10.1	Credit Agreement by and among Wells Fargo Capital Finance, LLC, and Stillwater Mining Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on December 29, 2011).

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

10.4
Executive Employment Agreement between Stillwater Mining Company and Ms. Kristen K. Koss, dated March 12, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 18, 2015).

10.5
Executive Employment Agreement between Stillwater Mining Company and Mr. Brent R. Wadman, dated March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 18, 2015).

10.6
Executive Employment Agreement between Stillwater Mining Company and Ms. Rhonda L. Ihde, dated March 12, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on March 18, 2015).

10.7
Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

10.8
Executive Employment Agreement between Michael J. McMullen and Stillwater Mining Company, dated as of December 3, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2013).

10.9
Side letter to the Executive Employment Agreement between Michael J. McMullen and Stillwater Mining Company, dated as of December 3, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2013).

10.10	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed on March 16, 2006).

10.11	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2004).

10.12	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 9, 2005).
10.13	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2012).
10.14
Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 9, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2011).

Number	Description
10.15
Articles of Agreement between Stillwater Mining Company East Boulder Operation and United Steel Workers International Union, Local 11-001, East Boulder Unit, dated January 1, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on April 5, 2012).

10.16
Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated March 14, 2008).

10.17
Second Amendment Agreement between Stillwater Mining Company and Wells Fargo Capital Finance, LLC, dated May 29, 2012 (incorporated by reference to the Registrant's Form 8-K filed on October 12, 2012).

10.18	Independent Director Deferred Share Unit Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated August 13, 2014).

10.19
Master Goods and Services Agreement between Stillwater Mining Company and Johnson Matthey Inc. effective July 1, 2014 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 5, 2014).

10.20
Precious Metals Supply Agreement between Stillwater Mining Company and Johnson Matthey Inc. effective July 1, 2014 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 5, 2014).

10.21
Executive Employment Agreement between Christopher M. Bateman and Stillwater Mining Company, dated November 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K/A filed on December 12, 2014).

10.22	First Amendment to the Stillwater Mining Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K / A filed on March 5, 2014).

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 7, 2015).

18.1	Preferability letter from KPMG LLP dated March 30, 2005 (incorporated by reference to Exhibit 18.1 to the Registrant's Form 10-K filed on March 31, 2005).

18.2	Preferability letter from KPMG LLP dated May 5, 2010 (incorporated by reference to Exhibit 18.1 to the Registrant’s Form 10-Q filed on May 5, 2010).

21.1	List of Subsidiaries pursuant to Item 601(b)(21)(ii) of Regulation S-K (filed herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc., (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

32.1	Section 1350 Certification (filed herewith).

32.2	Section 1350 Certification (filed herewith).

95.0	Mine Safety Disclosures

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated:	February 22, 2016	By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McMullen	President, Chief Executive Officer and Director	February 22, 2016
Michael J. McMullen	(Principal Executive Officer)

/s/ Christopher M. Bateman	Chief Financial Officer	February 22, 2016
Christopher M. Bateman	(Principal Financial and Accounting Officer)

/s/ Brian D. Schweitzer	Chairman of the Board	February 22, 2016
Brian D. Schweitzer

/s/ George M. Bee	Director	February 22, 2016
George M. Bee

/s/ Patrice E. Merrin	Director	February 22, 2016
Patrice E. Merrin

/s/ Lawrence Peter O'Hagan	Director	February 22, 2016
Lawrence Peter O'Hagan

/s/ Michael S, Parrett	Director	February 22, 2016
Michael S. Parrett

/s/ Gary A. Sugar	Director	February 22, 2016
Gary A. Sugar