Form 10-Q
period 2016-03-31
STILLWATER MINING CO /DE/
filed 2016-05-06
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
OR
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
At May 5, 2016, the Company had outstanding 121,073,388 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
REVENUES
Mine Production	$85,802	$125,738
PGM Recycling	47,736	74,682
Other	100	100
Total revenues	133,638	200,520
COSTS AND EXPENSES
Costs of metals sold
Mine Production	67,443	80,041
PGM Recycling	46,044	72,705
Total costs of metals sold (excludes depletion, depreciation and amortization)	113,487	152,746
Depletion, depreciation and amortization
Mine Production	17,069	16,869
PGM Recycling	191	252
Total depletion, depreciation and amortization	17,260	17,121
Total costs of revenues	130,747	169,867
Exploration	2,848	1,080
General and administrative	8,297	8,345
Loss on long-term investments	—	55
(Gain) loss on disposal of property, plant and equipment	(1)	3
Total costs and expenses	141,891	179,350
OPERATING (LOSS) INCOME	(8,253)	21,170
OTHER (EXPENSE) INCOME
Other	42	884
Interest income	710	703
Interest expense	(4,182)	(5,304)
Foreign currency transaction gain (loss), net	1,192	(608)
(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(10,491)	16,845
Income tax benefit	561	6,043
NET (LOSS) INCOME	$(9,930)	$22,888
Net loss attributable to noncontrolling interest	—	(115)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,930)	$23,003
Other comprehensive income, net of tax
Net unrealized gain on investments available-for-sale and deferred compensation	347	136
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,583)	$23,139
Comprehensive loss attributable to noncontrolling interest	—	(115)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(9,583)	$23,024
Weighted average common shares outstanding
Basic	121,071	120,521
Diluted	121,071	156,807
Basic (loss) earnings per share attributable to common stockholders	$(0.08)	$0.19
Diluted (loss) earnings per share attributable to common stockholders	$(0.08)	$0.17

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$171,724	$147,336
Investments, at fair value (Note 11)	280,658	316,429
Inventories	105,185	102,072
Trade receivables	1,223	800
Prepaid expenses	1,295	2,821
Other current assets	26,617	21,628
Total current assets	586,702	591,086
Mineral properties	112,480	112,480
Mine development, net	467,285	460,751
Property, plant and equipment, net	104,630	109,957
Other noncurrent assets	4,142	4,115
Total assets	$1,275,239	$1,278,389
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$17,779	$18,205
Accrued compensation and benefits	28,646	30,046
Property, production and franchise taxes payable	12,676	13,907
Current portion of long-term debt and capital lease obligations	46	657
Other current liabilities	6,768	5,286
Total current liabilities	65,915	68,101
Long-term debt and capital lease obligations	259,661	255,099
Deferred income taxes	22,235	22,761
Accrued workers compensation	6,347	6,070
Asset retirement obligation	10,947	11,027
Other noncurrent liabilities	9,826	6,102
Total liabilities	374,931	369,160
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 121,072,613 and 121,049,471 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,211	1,210
Paid-in capital	1,099,944	1,099,283
Accumulated deficit	(200,997)	(191,067)
Accumulated other comprehensive income (loss)	150	(197)
Total stockholders’ equity	900,308	909,229
Total liabilities and equity	$1,275,239	$1,278,389
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,930)	$22,888
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	17,260	17,121
Loss on long-term investments	—	55
Amortization / accretion on investment premium / discount	607	420
(Gain) loss on disposal of property, plant and equipment	(1)	3
Foreign currency transaction (gain) loss, net	(1,192)	608
Deferred income taxes	355	(12,409)
Accretion of asset retirement obligation	208	191
Amortization of deferred debt issuance costs	217	303
Accretion of convertible debenture debt discount	4,345	4,525
Share based compensation and other benefits	732	3,438
Non-cash capitalized interest	(1,292)	(866)
Changes in operating assets and liabilities:
Inventories	(2,057)	5,997
Trade receivables	(423)	125
Prepaid expenses	1,526	1,183
Accrued compensation and benefits	(1,400)	(2,152)
Accounts payable	(83)	(2,043)
Property, production and franchise taxes payable	2,494	794
Accrued workers compensation	277	(146)
Other operating assets	(4,879)	(1,879)
Other operating liabilities	1,357	156
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,121	38,312
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,842)	(27,902)
Proceeds from disposal of property, plant and equipment	1	—
Purchases of investments	(75,531)	(57,371)
Proceeds from maturities and sales of investments	111,250	29,839
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,878	(55,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(612)	(584)
Proceeds from issuance of common stock	1	28
NET CASH USED IN FINANCING ACTIVITIES	(611)	(556)
CASH AND CASH EQUIVALENTS
Net increase (decrease)	24,388	(17,678)
Balance at beginning of period	147,336	280,286
BALANCE AT END OF PERIOD	$171,724	$262,608
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) at March 31, 2016, and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015, respectively. The results of operations for the first three months of 2016 are not necessarily indicative of the results to be expected for the 2016 year. The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to January 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early application is not permitted.
On April 7, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-03, Interest - Imputation, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance. This ASU requires the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Also, it requires retrospective application for all prior periods presented in the financial statements and a disclosure of the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company elected early adoption of ASU 2015-03 and has reclassified Deferred debt issue costs against the related liability for all periods presented. Prior to the adoption of ASU 2015-03, the balance reported at December 31, 2015 for total Long-term debt and capital lease obligations was $258.9 million, after adoption and reclassification of Deferred debt issue costs of $3.8 million, the total balance reported at December 31, 2015 is $255.1 million.
On July 22, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11, which will change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The ASU requires prospective adoption and permits early application.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, (Topic 840), which requires an entity that leases assets, with terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early application is permitted.

On March 30, 2016, as part of its initiative to simplify and reduce complexity in the financial statements, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Shared-Based Payment Accounting. The ASU will change several aspects within share based payments: (1) Accounting for Income Taxes, (2) Classification of Excess Tax Benefits on the Statement of Cash Flows, (3) Forfeitures, (4) Minimum Statutory Tax Withholding Requirements, (5) Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes, (6) Practical Expedient - Expected Term, (7) Intrinsic Value, and (8) Eliminating the Indefinite Deferral. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early application is permitted in any interim or annual period provided that the entire ASU is adopted.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Copper and nickel by-products are typically sold at a discount to the quoted market prices. By-product sales (gold, nickel, mined rhodium, copper and silver) are included in revenues from Mine Production. During each of the three months ended March 31, 2016 and 2015, total by-product sales were $5.1 million and $6.7 million, respectively.
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
In accordance with the terms of the JM PGM supply agreement, for the three months ended March 31, 2016 and 2015 all Company sales of mined PGMs, other than the platinum sales under the Company's sales agreement with Tiffany & Co., were to JM.

PGM RECYCLING
The Company purchases spent catalyst materials from third-parties for recycling and processes these materials within its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. The Company has entered into sourcing arrangements for catalyst materials with various suppliers. Under these sourcing arrangements the Company may advance cash as general working capital or against a shipment of material shortly before actually receiving the physical shipment at the Company's processing facilities. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the materials have been physically received and title has transferred to the Company, at which time the advance is reclassified into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the cash advance was made until the out-turn date of the inventory from the final refiner.
The Company also accepts materials supplied from third-parties on a tolling basis, processes it for a fee and returns the recovered metals to the suppli
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Customer A	80%	74%
NOTE 3
NONCONTROLLING INTEREST
In the fourth quarter of 2015, the Company purchased the 25% interest held by Mitsubishi Corporation (Mitsubishi) in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI) which holds the Marathon PGM-copper assets. The Company paid total cash consideration of $5.2 million which was comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by SCI.
Prior to the repurchase, Mitsubishi's 25% interest in the SCI net loss in each period was shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive (Loss) Income. The amount of the loss was added back to the Company's reported Net (loss) income in each period in arriving at Net (loss) income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three months ended March 31, 2015 was $0.1 million.
NOTE 4
DERIVATIVE INSTRUMENTS
The Company uses various derivative financial instruments to manage its exposure to changes in PGM market commodity prices.
COMMODITY DERIVATIVES
PGM Recycling
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst and other industrial sourced materials. Under these fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions to set in advance the pricing for metals acquired and processed in its recycling segment. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because this forward price is also used to set the acquisition price the Company pays for recycling materials, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and so has elected to account for these transactions as normal purchases and normal sales.
All of the Company's fixed forward sales contracts open at March 31, 2016, will settle at various periods through September 2016. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At March 31, 2016, and December 31, 2015, no margin deposits were outstanding or due.

The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at March 31, 2016:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Second Quarter 2016	21,120	$915	39,807	$532	4,608	$653
Third Quarter 2016	4,203	$963	4,072	$548	1,536	$684
NOTE 5
SHARE COMPENSATION PLANS
EQUITY PLANS
The Company sponsors equity plans (the Plans) that enable the Company to grant equity based compensation to employees and non-employee directors. The Company currently issues restricted stock units as incentive compensation under the Plans. In total approximately 11.6 million shares of common stock have been authorized under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.1 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at March 31, 2016.
The Compensation Committee of the Company's Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans.
NONVESTED SHARES
Time-Based Restricted Stock Unit Awards
Time-based restricted stock unit awards provide the participant with the right to receive a number of shares of the Company's common stock upon vesting of the awards provided the participant is employed by the Company on the vesting date. Time-based awards are valued using the Company's common stock price on the date of grant.
Time-based awards are not entitled to any dividend equivalents with respect to the restricted stock units unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of the restricted stock units.
Nonvested time-based share activity during the three months ended March 31, 2016, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based shares at January 1, 2016	186,655	$13.97
Granted	206,974	8.03
Vested	(33,080)	13.88
Forfeited	—	—
Nonvested time-based shares at March 31, 2016	360,549	$10.68
Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income related to grants of time-based nonvested shares for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively.
Performance-Based Restricted Stock Unit Awards
A performance-based restricted stock unit award provides the participant with the right to receive a number of shares of the Company's common stock depending on achievement of specific measurable performance criteria. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Compensation Committee at the time of grant. In the period it becomes probable that the performance criteria will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed over the balance of the vesting period. For awards that contain performance-based conditions, and for which the Company determines it is no longer probable that it will achieve the minimum performance criteria specified in the Plan, the Company reverses all of the previously recognized compensation expense in the period such a determination is made.
The Company grants performance-based restricted stock unit awards under its Long Term Incentive Plan (LTIP). The payout of the awards is dependent upon distinct components with separate sub-targets. The sub-targets are either market-based or performance-based and classified as either equity or liability. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-targets are remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income, related to grants of performance-based shares for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.1 million, respectively.
Performance-based awards are not entitled to any dividend equivalents with respect to the restricted stock units unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of the restricted stock units.

Nonvested performance-based share activity during the first three months of 2016 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based shares at January 1, 2016	379,277	$15.34
Granted *	186,285	11.45
Vested	—
Forfeited *	—	—
Nonvested performance-based shares at March 31, 2016	565,562	$14.06
* The number of performance-based shares granted is based on the target award amounts in the performance share grant agreements.
The following table presents the compensation expense of the nonvested shares outstanding at March 31, 2016, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2016	$1,655	$1,737
2017	1,198	1,607
2018	577	771
Total	$3,430	$4,115
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance in 2016 and 2015 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, capital losses, and certain tax credits.
The benefit for income taxes for the three months ended March 31, 2016 is related to the carryback of the U.S. Federal and state current year losses and the deferred tax benefits from certain foreign jurisdictions, offset by an increase in uncertain (FIN 48) tax positions in the U.S. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company recognized an income tax benefit for the three months ended March 31, 2016 and 2015, of $0.6 million and $6.0 million, respectively. The current year loss, partially offset by the discrete provision of $3.4 million for an increase in uncertain (FIN 48) tax positions, is primarily responsible for the tax benefit for the three months ended March 31, 2016. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary was primarily responsible for the income tax benefit recognized for the three months ended March 31, 2015, which included an $8.6 million discrete tax benefit.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit in the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company had uncertain benefits of $3.4 million at March 31, 2016. Interest and penalties of $0.1 million have been accrued at March 31, 2016. The Company anticipates there could be a change in uncertain tax positions during the next twelve months. The Company made income tax payments of $0.3 million and $8.2 million in the three months ended March 31, 2016 and 2015, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2014, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.

NOTE 7
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
In the third quarter of 2015, the Company repurchased $61.6 million of the outstanding principal of the 1.75% debentures, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which includes a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding at March 31, 2016 was approximately $259.1 million which is net of unamortized discount of $72.4 million and $3.6 million deferred debt issue costs. The balance outstanding at December 31, 2015 was $254.6 million, which was net of unamortized discount of $76.8 million and $3.8 million of deferred debt issue costs.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $0.5 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective March 22, 2013, the Company has the right at its discretion to redeem the remaining $0.5 million of outstanding 1.875% debentures for cash at any time prior to maturity. The outstanding balance at March 31, 2016 and December 31, 2015, of $0.5 million aggregate principal amount, is reported as a long-term debt obligation.
In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% debentures, paying cash of $1.6 million and recorded a gain of approximately $0.1 million.
ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded its maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. The Company also paid an unused line fee on the committed but unutilized balance under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility.
The Company terminated this credit facility on December 31, 2015, incurring expenses and fees of approximately $0.2 million.

The following table reflects the amortization of debt issuance costs, interest expense and cash payments on the Company's outstanding debt for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(In thousands)	2016	2015
1.75% Convertible Debentures
Amortization of debt issuance costs	$217	$236
Interest expense, net of capitalized interest	$3,993	$5,001
Cash payments for interest	$—	$3,472

1.875% Convertible Debentures
Interest expense, net of capitalized interest	$—	$—
Cash payments for interest	$5	$—

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$—	$67
Fees	$—	$251
The Company's total current and long-term debt balances at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$335,150
Debt discount	—	(72,409)	—	(76,754)
Deferred debt issue costs	—	(3,604)	—	(3,821)
Debt balance	—	259,137	—	254,575
1.875% Convertible Debentures	—	524	—	524
Capital Lease Obligation	46	—	580	—
Small Land Purchase	—	—	77	—
Total debt balances	$46	$259,661	$657	$255,099
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three months ended March 31, 2016 and 2015, the Company capitalized interest of $1.9 million and $1.3 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.

NOTE 8
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	8,560
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	713,614	697,781
East Boulder Mine	224,475	220,281
	1,050,569	1,030,542
Accumulated depletion and amortization	(470,804)	(457,311)
Total mineral properties and mine development, net	$579,765	$573,231

NOTE 9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying consolidated balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Machinery and equipment	$161,675	$161,292
Buildings and structural components	173,795	173,580
Land	11,740	11,740
Construction-in-progress:
Stillwater Mine	2,731	2,615
East Boulder Mine	266	435
Marathon	148	148
Processing facilities and other	2,360	1,982
	352,715	351,792
Accumulated depreciation	(248,085)	(241,835)
Total property, plant, and equipment, net	$104,630	$109,957

The Company's total capital outlay for mine development and property, plant and equipment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Stillwater Mine	$16,770	$21,013
East Boulder Mine	4,078	4,269
Other	418	3,093
Total U.S. capital expenditures	21,266	28,375
Non-cash capitalized interest and depreciation	(2,609)	(2,167)
Change in accounts payables for capital expenditures	185	1,694
Cash capital spend for the period	$18,842	$27,902

NOTE 10
SEGMENT INFORMATION
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation.
The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company has agreements in place to sell its PGMs from mine production. The financial results for the Stillwater Mine and the East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics.
The PGM Recycling segment is engaged in the recycling of spent catalyst materials to recover the PGMs contained in the materials. The Company purchases catalyst materials processed by the PGM Recycling segment from third-party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst materials from third-parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
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
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended March 31, 2016	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$85,802	$47,736	$—	$—	$100	$133,638
Depletion, depreciation and amortization	$17,069	$191	$—	$—	$—	$17,260
General and administrative expenses	$—	$—	$136	$308	$7,853	$8,297
Interest income	$—	$293	$—	$1	$416	$710
Interest expense	$—	$—	$—	$—	$4,182	$4,182
Income (loss) before income taxes	$1,291	$1,793	$(168)	$(1,243)	$(12,164)	$(10,491)
Capital expenditures	$18,435	$10	$—	$—	$397	$18,842
Total assets	$621,003	$33,349	$26,327	$105,749	$488,811	$1,275,239

(In thousands)				South American Properties

Three Months Ended March 31, 2015	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$125,738	$74,682	$—	$—	$100	$200,520
Depletion, depreciation and amortization	$16,869	$252	$—	$—	$—	$17,121
General and administrative expenses	$—	$—	$235	$182	$7,928	$8,345
Interest income	$—	$403	$3	$14	$283	$703
Interest expense	$—	$—	$—	$—	$5,304	$5,304
Income (loss) before income taxes	$28,828	$2,127	$(433)	$(773)	$(12,904)	$16,845
Capital expenditures	$25,548	$59	$—	$—	$2,295	$27,902
Total assets	$607,117	$57,740	$74,734	$105,795	$563,657	$1,409,043

NOTE 11
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net (loss) income. Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the three months ended March 31, 2016 and 2015, were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at March 31, 2016, and December 31, 2015 were as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2016
	Federal agency notes	$248,200	$49	$(85)	$248,164
	Commercial paper	32,480	14	—	32,494
	Subtotal	280,680	63	(85)	280,658
	Mutual funds	656	255	—	911
	Total	$281,336	$318	$(85)	$281,569

2015
	Federal agency notes	$285,276	$—	$(519)	$284,757
	Commercial paper	31,730	—	(58)	31,672
	Subtotal	317,006	—	(577)	316,429
	Mutual funds	482	261	—	743
	Total	$317,488	$261	$(577)	$317,172
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets. Included in the investments balance at March 31, 2016 and December 31, 2015 is $18.5 million which has been reserved as collateral on the Company's undrawn letters of credit of approximately $17.5 million.

The maturities of available-for-sale securities at March 31, 2016 were as follows:

(In thousands)	Amortized cost	Fair value
Federal agency notes
Due in one year or less	$172,432	$172,433
Due after one year through two years	75,768	75,731
Total	$248,200	$248,164

Commercial paper
Due in one year or less	$18,990	$18,990
Due after one year through two years	13,490	13,504
Total	$32,480	$32,494
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. These long-term investments totaled approximately $0.5 million at March 31, 2016 and December 31, 2015, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 12
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first three months of 2016 or 2015.
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
Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Metals inventory
Raw ore	$4,490	$4,234
Concentrate and in-process	55,888	43,727
Finished goods	24,473	32,618
Total metals inventory	84,851	80,579
Materials and supplies	20,334	21,493
Total inventory	$105,185	$102,072

NOTE 13
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
No adjustment was made to reported net loss attributable to common stockholders when calculating diluted loss per share attributable to common stockholders at March 31, 2016 because the effect would have been anti-dilutive. There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding for the three months ended March 31, 2016 because the Company reported a consolidated net loss attributable to common stockholders and inclusion of these shares would have been anti-dilutive. Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures.
The following table shows the shares that were excluded from the computation of diluted earnings per share, for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Stock options	1	—
Nonvested shares	309	—
Contingently issuable	255	160
1.875% Convertible debentures, net of tax	22	—
1.75% Convertible debentures, net of tax	30,413	—
In calculating earnings per share attributable to common stockholders for the three months ended March 31, 2015, reported consolidated net income attributable to common stockholders was adjusted for interest expense, net of capitalized interest (including amortization expense of deferred debt fees), a related income tax effect and the loss attributable to the noncontrolling interest in computing basic and diluted earnings per share attributable to common stockholders.
Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three months ended March 31, 2015, is provided in the following table:

	Three Months Ended
	March 31, 2015
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$23,003	120,521	$0.19
Effect of Dilutive Securities
Stock options	—	3
Nonvested shares	—	31
Contingently issuable shares	—	154
1.875% Convertible debentures, net of tax	—	95
1.75% Convertible debentures, net of tax	4,424	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$27,427	156,807	$0.17

NOTE 14
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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016, and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2016	Total	Level 1	Level 2	Level 3
Money market fund	$91,721	$91,721	$—	$—
Mutual funds	$911	$911	$—	$—
Investments
Federal agency notes	$248,164	$—	$248,164	$—
Commercial paper	$32,494	$—	$32,494	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
Money market fund	$54,761	$54,761	$—	$—
Mutual funds	$743	$743	$—	$—
Investments
Federal agency notes	$284,757	$—	$284,757	$—
Commercial paper	$31,672	$—	$31,672	$—
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
Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016, and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2016	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$524	$—	$524	$—
1.75% Convertible debentures	$301,127	$—	$301,127	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
1.875% Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$285,446	$—	$285,446	$—
Long-term investments	$524	$524	$—	$—
The Company determined the fair value of the liability component of its outstanding 1.75% convertible debentures at March 31, 2016 and December 31, 2015 by using observable market based information for debt instruments of similar amounts and duration. The Company used the book value of its outstanding 1.875% convertible debentures to represent the fair value at March 31, 2016 and December 31, 2015.The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2015 is based on quoted market prices which are readily available.

NOTE 15
RELATED PARTIES
The Company purchased Mitsubishi's 25% ownership interest in the Company's subsidiary, Stillwater Canada Inc (SCI) in the fourth quarter of 2015. The Company made PGM sales of $15.9 million to Mitsubishi in the three months ended March 31, 2015.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the information provided in the Company's 2015 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the Company) is a Delaware corporation, and is listed on the New York Stock Exchange under the symbol "SWC". The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, a geological formation of platinum group metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. Mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, where they are smelted and partially refined. In addition to the mine concentrates, the Company also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties at the processing complex. A portion of this recycling activity is material the Company purchases for its own account; while the remainder is toll processed on behalf of others for a fee. After being processed through the Company's processing facilities in Columbus, the final product, a PGM-rich filter cake, is shipped to Johnson Matthey (JM) in New Jersey for final refining and then delivered as finished metal into the Company's account.
FIRST QUARTER 2016 SUMMARY RESULTS
For the first quarter of 2016, the Company reported a consolidated net loss attributable to common stockholders of $9.9 million, or $0.08 per diluted share, as compared to consolidated net income attributable to common stockholders of $23.0 million, or $0.17 per diluted share, for the first quarter of 2015. This was driven by a significant reduction in average combined realized price per mined ounce, which fell from $871 per ounce in the first quarter of 2015 to $612 per ounce in the first quarter of 2016 offset, in part, by a reduction in unit costs. The 2015 first quarter earnings also reflected a discrete tax benefit of approximately $8.6 million related to the Company's sales and trading activities.
Segment earnings from the Company's mining operations totaled $1.3 million (before income taxes) for the first quarter of 2016, compared to $28.8 million (before income taxes) for the same period in 2015. Volumes of mined palladium and platinum sold in the first quarter of 2016 decreased to 132,000 ounces from 136,700 ounces in the first quarter of 2015. The average combined realized price per ounce on sales of mined palladium and platinum in the first quarter was 29.7% lower than that realized in the first quarter of 2015. Consolidated total cash costs, net of credits, per mined ounce for the Company’s mining operations averaged $446 per ounce in the first quarter of 2016, which was 16.9% lower than the $537 per ounce in the first quarter of 2015, mostly resulting from higher production rates at the East Boulder Mine, labor reductions at the Stillwater Mine and a number of cost improvement initiatives at both mines. (“Total cash costs, net of credits, per mined ounce” is a non-GAAP financial measure further defined below in "Reconciliation of Costs of Revenues to Non-GAAP Financial Measures").
Segment earnings from the Company's recycling activities (before income taxes) were $1.8 million in the first quarter of 2016, down from $2.1 million in the first quarter of 2015. Earnings in the recycling segment typically lag corresponding volumes processed by approximately two to three months. The share of total recycling ounces toll processed on behalf of others continued to increase relative to recycling ounces purchased for the Company's own account in the first quarter of 2016. Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased 41.9% to 154,200 ounces in the first quarter of 2016 from 108,700 ounces in the first quarter of 2015. Recycling volumes sold decreased 15.0% during the first quarter of 2016 totaling 63,400 ounces (including palladium, platinum and rhodium) at an average realization of $700 per ounce, as compared to 74,600 ounces sold during the first quarter of 2015 at an average realization of $981 per ounce. The recycling sales volume decrease reflects the move in the contract mix from purchased ounces to tolled ounces. The Company delivered 75,900 recycled tolled ounces during the first quarter of 2016, up from 40,200 recycled tolled ounces delivered in the first quarter of 2015, an 88.8% increase.
The Company's cash and cash equivalents balance was $171.7 million at March 31, 2016, as compared to $147.3 million at December 31, 2015. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $452.4 million at March 31, 2016, as compared to $463.8 million at December 31, 2015. See "Note 11 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital (including cash and cash equivalents and highly liquid investments) decreased to $520.8 million at March 31, 2016, from $523.0 million at December 31, 2015. Gross working capital in the PGM Recycling segment was $42.6 million at March 31, 2016 compared to $37.4 million at December 31, 2015.

MINING OPERATIONS
Mine production of palladium and platinum totaled 137,300 ounces for the first quarter of 2016, an increase of 3.0% from the 133,300 ounces produced in the first quarter of 2015. Production for the first quarter 2016 increased 3.7% from the 132,400 ounces produced during the fourth quarter of 2015.
The Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before income taxes). The table below illustrates the effect of applying these credits to the average cash costs per mined ounce for the combined Montana mining operations (details for the individual mines follow later in the discussion). The reduction in total cash costs per ounce is largely attributable to a 17.1% reduction in cash costs at the Stillwater Mine and a 13.7% increase in production from the East Boulder Mine in the first quarter of 2016 when compared to first quarter of 2015.

	Three Months Ended
	March 31,
Cash Costs Per Mined Ounce Combined Montana Mining Operations	2016	2015
Total combined cash costs per mined ounce, net of by-product and recycling credits*	$446	$537
By-product revenue credit per mined ounce	37	51
PGM Recycling income credit per mined ounce	13	16
Total combined cash costs per mined ounce, before by-product and recycling credits*	$496	$604
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.
For assessing the overall operating efficiency of the Company's Montana operations, the Company utilizes a comprehensive non-GAAP financial measure, All-in Sustaining Costs (AISC) per mined ounce. This metric is an indication of the total cash capital and operating costs per mined ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the first quarter of 2016, AISC averaged $613 per mined ounce, in line with the fourth quarter of 2015, and 19.7% lower than the AISC of $763 per mined ounce achieved in the first quarter of 2015. This was driven by lower total cash costs and lower capital spending incurred to sustain operations during the first quarter of 2016. For a more complete discussion of this measure, see -- "Reconciliation of Costs of Revenues to Non-GAAP Financial Measures."
Stillwater Mine
At the Stillwater Mine, combined palladium and platinum production in the first quarter of 2016 totaled 80,900 ounces, compared to 83,700 ounces produced in the first quarter of 2015. Ore grade averaged approximately 0.51 combined ounces of palladium and platinum per ton in the quarter ended March 31, 2016, as compared to 0.48 ounces per ton in the quarter ended March 31, 2015. Mined ore and subgrade volumes fed to the Stillwater Mine concentrator during the first quarter of 2016 totaled 170,100 tons, a decrease of 10.4% from the 189,800 tons fed in the same quarter of 2015, however because of higher grade and improved operating procedures, total cash costs per mined ounce in the first quarter of 2016 was lower compared to the same quarter of 2015.
Stillwater Mine’s total cash costs per mined ounce, net of credits (a non-GAAP financial measure), decreased by 16.0% in the first quarter of 2016 compared with the same period in 2015. The lower costs for the first quarter of 2016 are principally the result of a reduced labor force at the Stillwater Mine, improved mining practices and the implementation of various cost reduction initiatives.
The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per mined ounce at the Stillwater Mine:

	Three Months Ended
	March 31,
Cash Costs Per Mined Ounce - Stillwater Mine	2016	2015
Total cash costs per mined ounce, net of by-product and recycling credits*	446	531
By-product revenue credit per mined ounce	32	45
PGM Recycling income credit per mined ounce	13	16
Total cash costs per mined ounce, before by-product and recycling credits*	$491	$592

* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.
Capital expenditures at the Stillwater Mine totaled $16.8 million for the first quarter of 2016, including $7.8 million for Blitz development. This compares to the $21.0 million of capital expenditures at the Stillwater Mine during the first quarter of 2015, of which $5.2 million was for Blitz development. The reduction in capital expenditures was primarily due to reduced infrastructure spending in the mine. Primary and secondary development footages (excluding Blitz development) for the first quarter of 2016 decreased relative to the comparable footages for the first quarter of 2015, with primary and secondary development together advancing approximately 8,000 feet in the first quarter of 2016 and 12,300 feet in the first quarter of 2015. Diamond drilling footage (excluding Blitz development) decreased for the first quarter of 2016, totaling approximately 51,300 feet, compared to 110,300 feet drilled in the first quarter of 2015. Ongoing mine development efforts, including diamond drilling, are part of a continuing effort to maintain the developed state of the mine.
East Boulder Mine
Mine production at the East Boulder Mine was 56,400 combined ounces of palladium and platinum for the first quarter of 2016, an increase of 13.7% from 49,600 ounces produced in the first quarter of 2015. Mined ore and subgrade volumes fed to the East Boulder Mine concentrator during the first quarter of 2016 increased to 163,000 tons from 146,100 tons in the first quarter of 2015. The increase is due to additional plant run days and a higher feed rate to accommodate the increased mine production.
The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per mined ounce at the East Boulder Mine:

	Three Months Ended
	March 31,
Cash Costs Per Mined Ounce - East Boulder Mine	2016	2015
Total cash costs per mined ounce, net of by-product and recycling credits*	$446	$547
By-product revenue credit per mined ounce	45	59
PGM Recycling income credit per mined ounce	13	16
Total cash costs per mined ounce, before by-product and recycling credits*	$504	$622
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of Costs of Revenues to Non-GAAP Financial Measures below.
Total cash costs per mined ounce, net of credits, (a non-GAAP financial measure) for the first quarter of 2016 decreased approximately 18.5% from the same period in 2015. The improvement in cash costs per ounce reflects the increased mine output.
Capital expenditures at the East Boulder Mine totaled $4.1 million in the first quarter of 2016, as compared to $4.3 million in the first quarter of 2015. Actual primary and secondary development advanced approximately 5,400 feet during the first quarter of 2016 while the comparable development advance in the first quarter of 2015 was 5,700 feet. Diamond drilling footage for the first quarter of 2016 totaled approximately 55,200 feet compared to the 108,400 feet drilled in the first quarter of 2015.

PGM RECYCLING SEGMENT
Volumes of recycling materials processed through the smelter increased 39.8% during the first quarter of 2016 to 22.5 tons per day of furnace feed from 16.1 tons per day in the first quarter of 2015. PGM loadings in the fed material in the first quarter of 2016 increased 41.9% to 154,200 ounces of palladium, platinum and rhodium compared to 108,700 ounces in the first quarter of 2015.

	Three Months Ended
	March 31,
	2016	2015
Average tons of catalyst fed per day	22.5	16.1
Total tons processed	2,048	1,448
Tolled tons	1,002	371
Purchased tons	1,046	1,077
PGM ounces fed	154,200	108,700
PGM ounces sold	63,400	74,600
PGM tolled ounces returned	75,900	40,200
During the first quarter of 2016, the Company earned $1.8 million in income (before income taxes) from its PGM Recycling operations on revenues of $47.7 million. For the first quarter of 2015, the recycling operations earned $2.1 million in income on revenues of $74.7 million.
For the first quarter of 2016, PGM Recycling revenues decreased by 36.1% compared to the same period in 2015 due to both lower realized selling prices as a result of the fall in palladium and platinum market prices as well as the shift from processing purchased ounces to tolled ounces. The cost of metals sold from the PGM Recycling segment was $46.0 million in the first quarter of 2016, as compared to $72.7 million in the first quarter of 2015, a decrease of 36.7%. A majority of the cost of metals sold from recycling in each period is attributable to the acquisition cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate cost of metals sold from the PGM Recycling segment is driven mostly by the volume and the value of the PGMs in the materials purchased by the Company. Tolling revenues increased by 54.5% in the first quarter of 2016 to $1.7 million, as compared to $1.1 million in the first quarter of 2015, reflecting the continuing change in product mix for the recycling business.
Sold ounces of recycled PGMs decreased by 15.0% to 63,400 ounces in the first quarter of 2016 from 74,600 ounces in the first quarter of 2015. The combined average recycling sales realization (including palladium, platinum and rhodium) was $700 per sold ounce in the first quarter of 2016, down from $981 per sold ounce in the same quarter of 2015. In addition, the Company delivered 75,900 recycled tolled ounces during the first quarter of 2016, an increase of 88.8% from 40,200 recycled tolled ounces delivered in the first quarter of 2015. A total of 139,300 combined ounces were delivered to customers in the first quarter of 2016, as compared to 114,800 ounces delivered in the first quarter of 2015.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling materials held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have little effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of materials available in the market may also rise or fall, which can affect the total profitability of the Company's recycling activities. On average, it takes two to three months from the date of receipt to process and deliver metal from purchased lots of recycling materials.
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against materials in transit to the Company's processing facilities, and payments for materials in process. Outstanding advances for general working capital and materials in transit not backed up by inventory physically in the Company’s possession totaled $7.3 million at March 31, 2016, as compared to $4.4 million at December 31, 2015. In addition, recycling segment materials physically in inventory totaled $35.3 million at March 31, 2016, as compared to $33.0 million at December 31, 2015. In total, net working capital in the recycling segment was $42.6 million and $37.4 million at March 31, 2016, and December 31, 2015, respectively.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef. This development includes constructing underground and surface access to an area extending approximately 23,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 5000 East level, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 10,500 feet.
A second, parallel underground heading at Blitz, the 5600 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 16,800 feet of ramp and infrastructure development has been completed along the 5600 East heading to date. Development continues on schedule along this heading and has not been delayed by the type of ground conditions the TBM has previously faced.
Combined primary and secondary Blitz development footages for the first quarter of 2016 increased relative to the comparable footages for the first quarter of 2015, advancing approximately 5,200 feet in the first quarter of 2016 and 1,900 feet in the first quarter of 2015. Diamond drilling footage for Blitz development increased for the first quarter of 2016, totaling approximately 27,400 feet, compared to 2,200 feet drilled in the first quarter of 2015.
The permitting process for the Benbow access portal was completed in the third quarter of 2015, ahead of schedule. The Benbow access portal to be developed at the far end of the two primary Blitz tunnels, is designed to intersect the two tunnels from the surface, and will provide ventilation and emergency egress for the Blitz development area. The construction of the surface facilities has now commenced.
The Blitz development began in late 2010, and to date, the Company has spent approximately $83.0 million (net of capitalized interest and capitalized depreciation) of an estimated $205 million. The Company expects that production from the Blitz area will commence in 2018, and expects the area will provide the Company’s lowest cost production as a result of the infrastructure set-up. The Blitz development is intended to contribute to the growth of Stillwater's annual palladium and platinum production over the first 10 years of production, after which the Company expects to use it to off-set the depletion of the Stillwater Mine's existing ore reserves. Once fully operational, Blitz is expected to contribute annual production of 150,000 to 200,000 PGM ounces.
While a modest exploration program continues at Marathon, development plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets. Costs at Marathon for the first quarters of 2016 and 2015 were minimal.
Cash carrying costs at Altar totaled approximately $2.3 million in the first quarter of 2016, consisting of administrative costs of $0.3 million and exploration expense of approximately $2.0 million. For the first quarter of 2015, cash carrying costs totaled $1.0 million, consisting of $0.1 million administrative costs and approximately $0.9 million of exploration expense. In the first quarter of 2016, the Company completed six drill holes and results of assays are expected in the second quarter of 2016.

CAPITAL EXPENDITURES
The Company incurred cash capital expenditures of $18.8 million during the first quarter of 2016 compared to cash capital expenditures of $27.9 million in the first quarter of 2015.

Capital Expenditures	Three Months Ended
	March 31,
(In thousands)	2016	2015
Sustaining capital:
Stillwater Mine	$8,966	$15,042
East Boulder Mine	4,078	4,269
Processing and Other	418	943
Total sustaining capital	$13,462	$20,254
Project capital:
Blitz	7,804	$5,241
Hertzler Tailings Expansion	—	730
Other	—	2,150
Total project capital	$7,804	$8,121
Total U.S. capital expenditures	$21,266	$28,375
Non-cash capitalized interest / depreciation	(2,609)	(2,167)
Change in accounts payable for capital expenditures	185	1,694
Cash capital spend for the period	$18,842	$27,902
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
The primary suppliers of PGMs worldwide are limited to a few large producers in South Africa and Zimbabwe, significant PGM by-product output from Norilsk Nickel in Russia, plus output from the Company’s operations in Montana and a few (mostly by-product producers) in Canada.
Johnson Matthey (JM) estimated that 80% of palladium demand and 42% of platinum demand came from the automotive catalyst market in 2015 (net of investment supply and demand), a percentage that has steadily grown over recent years for both metals. During the first three months of 2016, the automotive market was strong across all major regions.
Both the U.S. and European car markets remained strong during the first quarter 2016. U.S. sales adjusted to a seasonally annualized rate of 16.57 million vehicles according to Autodata Corp. Automobile sales in Europe through March 2016 are also up 8.1% to 3.93 million units from the same period in 2015.
Total vehicle sales in China for the first three months of 2016 increased by over 6% to 6.5 million units according to the China Association of Automobile Manufacturers. The Company believes the increase in sales was partially due to the continued sales tax cut on small cars and a broad range of new models entering the market.
During the first quarter of 2016, the price for platinum reversed its previous downward trend, finishing the quarter at $976 per ounce. Efforts to close down uneconomical mining operations have met with fierce political opposition, slowing if not altogether blocking efforts to streamline South African platinum production. The South African rand has continued to weaken against the U.S. dollar, improving the South African producers' profitability and potentially reducing the urgency to streamline their production levels.
The price of palladium increased 2.5% over the first quarter of 2016 to close at $569 on March 31, 2016. After hitting a low of $470 per ounce during the first quarter of 2016, the price of palladium recovered 21.1% during the quarter.

Annual world-wide platinum and palladium supply is driven by a combination of current mine production, recycling and draw-down of existing platinum and palladium stocks held by governments and financial investors. The prices of these metals are volatile and are affected by numerous factors including, but not limited to, the sale or purchase of the metals by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies (particularly the South African rand and Russian ruble), changes in global and regional demand and political and economic conditions throughout the world. The price of palladium is thought to be more closely tied to industrial demand and the rate of underlying world economic growth, particularly in automotive production.
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
The Company’s overall incidence rate per 200,000 man hours in its Montana operations for the first quarter of 2016 was 3.05, similar to the year-end 2015 incidence rate of 3.02. For further detail, see Exhibit 95 - Mine Safety Disclosures, which is included as an exhibit to this filing.
The Company continues to focus on environmental excellence and works closely with governmental agencies and the local communities to ensure its strict compliance with environmental regulations and address its neighbors' environmental concerns. Beginning in 2014, the Company invested in the installation of underdrains on its East Boulder Mine tailings facilities embankment, in an effort to capture and treat meteorological water that was infiltrating through the embankment and increasing the nitrate levels observed in the adjacent groundwater. The elevated groundwater nitrate levels are the result of explosives residue containing nitrogen, within the waste rock from the mines, which was then being solubilized and mobilized via the meteorological water. As part of the effort to reduce the groundwater nitrate levels and due to lower solubility levels, the Company had switched its blasting agent from ammonium nitrate-fuel oil (ANFO) to stick powder, at substantial additional costs, when these conditions were initially observed. However, based on the observed success of the installed underdrain system at the East Boulder Mine, which now allows for the capture and treatment of the infiltrated meteorological water, the Company made the switch back to ANFO as its primary blasting agent in the third quarter of 2015, at a substantial cost savings.

Cost containment remains a key focus throughout the Company's operations. The Company utilizes a non-GAAP financial measure of overall cost efficiency, AISC, to assess the performance of its Montana operations. (See the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC). For the three months ended March 31, 2016, the Company's AISC averaged $613 per mined ounce, in line with the fourth quarter of 2015, and 19.7% lower than the AISC of $763 per mined ounce achieved in the first quarter of 2015.
The Company's represented workforce is covered under two separate collective bargaining agreements. One of these agreements, covering employees located at the Stillwater Mine and the processing facilities in Columbus, expired on June 12, 2015. On February 1, 2016 the Company reported that union employees at the Company’s Stillwater Mine and Columbus processing facilities ratified a new four-year labor agreement with an effective date of June 2, 2015 which included:

•	no increase in base wages for each of the first two years of the agreement; and

•	simplification of the incentive program and the introduction of metrics in the incentive program that align employee activities and shareholder outcomes.
The second collective bargaining agreement, covering employees at the East Boulder Mine, was due to expire on December 31, 2015. On December 15, 2015 the Company reported that union employees at the East Boulder Mine ratified a new four-year labor agreement effective January 1, 2016 which included:

•	no increase in base wages for each of the first two years of the agreement.
The Company's total workforce at March 31, 2016, was comprised of 1,426 employees, consisting of 1,417 located in Montana and Colorado and nine located in Canada and South America. This compares to 1,609 employees at March 31, 2015, of which 1,600 were Montana-based and nine were located in Canada and South America.
Capital and exploration expenditures remain scaled back at Marathon, pending appropriate opportunities to realize value from the asset. The Company initiated a drill program at Altar in the first quarter of 2016, resulting in expenditures of $2.0 million compared to approximately $0.9 million in the first quarter of 2015. The drilling program at Altar will continue into April 2016. Drilling was required in 2016 per the contract with IPEEM (Exploration and Mining Institute of the Province of San Juan) to maintain the five Rio Cenicero concessions at Altar. In the existing Montana operations, the developed state of the mines is now sufficiently advanced that development spending has been reduced in some areas of the mines. Company-wide capital expenditures through the first three months of 2016 totaled $18.8 million compared to $27.9 million for the same period in 2015.
The Company seeks to maintain significant balance-sheet liquidity on hand in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. When combining highly-liquid investments with cash and cash equivalents, the Company's liquidity at March 31, 2016 and December 31, 2015 totaled $452.4 million and $463.8 million, respectively. See "Note 11 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Total principal outstanding (before discounts and deferred debt issuance costs) under the Company's long-term convertible debt obligations at March 31, 2016 and December 31, 2015 totaled $335.7 million.
The Company continues to evaluate options to maximize shareholder value and the long-term health of its business, particularly in light of volatility in commodity prices. The Company regularly considers the deployment of cash for acquisitions, internal growth projects, dividends, buyback of outstanding convertible debentures and share repurchases.
The Company currently has available capacity in its mine concentrators and in its Columbus processing facilities. The Company has been exploring various opportunities to increase throughput at its processing facilities, primarily through growing its recycling business segment and potentially through other processing arrangements with third parties. The auto catalyst recycling business is very competitive and, following the significant increase in volumes fed in 2015, attaining further significant growth while maintaining margins may prove to be challenging.

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2016 and 2015
The Company’s total revenues decreased by 33.4% to $133.6 million in the first quarter of 2016 compared to $200.5 million for the first quarter of 2015. The following analysis provides comparative detail for key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	March 31,		Increase	Percentage
(In thousands, except for average prices)	2016	2015	(Decrease)	Change
Revenues	$133,638	$200,520	$(66,882)	(33.4)%
Ounces Sold:
Mine Production:
Palladium (oz.)	105	107	(2)	(1.9)%
Platinum (oz.)	27	30	(3)	(10.0)%
Total	132	137	(5)	(3.6)%
PGM Recycling: (1)
Palladium (oz.)	37	44	(7)	(15.9)%
Platinum (oz.)	21	25	(4)	(16.0)%
Rhodium (oz.)	5	6	(1)	(16.7)%
Total	63	75	(12)	(16.0)%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	3	—	—
Silver (oz.)	1	1	—	—
Copper (lb.)	257	260	(3)	(1.2)%
Nickel (lb.)	390	398	(8)	(2.0)%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$531	$784	$(253)	(32.3)%
Platinum ($/oz.)	$919	$1,189	$(270)	(22.7)%
Combined ($/oz.) (4)	$612	$871	$(259)	(29.7)%
PGM Recycling: (1)
Palladium ($/oz.)	$574	$797	$(223)	(28.0)%
Platinum ($/oz.)	$912	$1,250	$(338)	(27.0)%
Rhodium ($/oz.)	$719	$1,220	$(501)	(41.1)%
Combined ($/oz.) (4)	$700	$981	$(281)	(28.6)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$690	$1,166	$(476)	(40.8)%
Gold ($/oz.)	$1,192	$1,222	$(30)	(2.5)%
Silver ($/oz.)	$15	$17	$(2)	(11.8)%
Copper ($/lb.)	$1.91	$2.46	$(0.55)	(22.4)%
Nickel ($/lb.)	$2.75	$4.97	$(2.22)	(44.7)%
Average market price per ounce (3)
Palladium ($/oz.)	$525	$786	$(261)	(33.2)%
Platinum ($/oz.)	$915	$1,192	$(277)	(23.2)%
Combined ($/oz.) (4)	$605	$873	$(268)	(30.7)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $85.8 million and $125.7 million during the first quarters of 2016 and 2015, respectively. The decrease in Mine Production revenues reflects lower average realized prices in the first quarter of 2016, as compared to the first quarter of 2015.
The costs of metals sold from Mine Production totaled $67.4 million for the first quarter of 2016, compared to $80.0 million for the first quarter of 2015, a decrease of 15.7%. The decrease in costs is the result of higher production rates at the East Boulder Mine and labor reductions at the Stillwater Mine.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 154,200 ounces in the first quarter of 2016 from 108,700 ounces in the first quarter of 2015, an increase of 41.9%. Total sales revenues from PGM Recycling of $47.7 million in the first quarter of 2016 were down 36.1% from the $74.7 million reported for the first quarter of 2015. Tolling revenues in the first quarter of 2016 rose to $1.7 million on 75,900 tolled ounces of palladium, platinum and rhodium processed and returned to customers, compared to $1.1 million on 40,200 ounces processed and returned to customers in the first quarter of 2015. However, revenues from sales of purchased recycling materials declined 39.3% in the first quarter of 2016 to $44.4 million on 63,400 ounces of palladium, platinum and rhodium sold, from $73.2 million on 74,600 ounces sold in the first quarter of 2015. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium decreased to $700 per ounce in the first quarter of 2016, compared to $981 per ounce realized in the first quarter of 2015.
The costs of metals sold from PGM Recycling totaled $46.0 million in the first quarter of 2016, compared to $72.7 million in the first quarter of 2015, a decrease of 36.7%. This decrease was mainly due to the decrease in the total cost of acquiring recycling material for processing as well as lower volumes of purchased recycled material.
Mining operations PGM ounce production for the first quarters of 2016 and 2015 is shown in the following table:

	Three Months Ended
	March 31,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2016	18,900	62,000	80,900
2015	19,200	64,500	83,700
Percentage change	(1.6)%	(3.9)%	(3.3)%
East Boulder Mine
2016	12,400	44,000	56,400
2015	10,900	38,700	49,600
Percentage change	13.8%	13.7%	13.7%
Totals
2016	31,300	106,000	137,300
2015	30,100	103,200	133,300
Percentage change	4.0%	2.7%	3.0%
The Company's corporate general and administrative costs for the first quarters of 2016 and 2015 were $8.3 million.
Total interest income for the first quarters of 2016 and 2015 was $0.7 million. Interest expense in the first quarters of 2016 and 2015 was $4.2 million and $5.3 million, respectively, net of capitalized interest of $1.9 million and $1.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $8.1 million and $38.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from its mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The reported net cash provided by operating activities for the first three months of 2016 reflected primarily lower realized PGM prices from mining activity along with weaker recycling earnings offset by lower cash costs per mined ounce.
Changes in the cash costs and revenues per ounce of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at March 31, 2016, a 10% reduction in annual mined production due to grade would reduce annual cash flow from operations by an estimated $20.9 million.
Net cash provided by investing activities for the three months ended March 31, 2016, was approximately $16.9 million, comprised of $35.7 million of net proceeds from maturities and sales of short-term investments offset by $18.8 million of cash capital expenditures. For the three months ended March 31, 2015, net cash used in investing activities was $55.4 million, comprised of $27.9 million of cash capital expenditures and approximately $27.5 million of net purchases of short-term investments.
Net cash used in financing activities in each of the three months ended March 31, 2016 and 2015 was $0.6 million, comprised of principal payments on capital leases.
At March 31, 2016, the Company’s cash and cash equivalents balance was $171.7 million, compared to $147.3 million at December 31, 2015. When combining highly liquid investments with available cash and cash equivalents, the Company’s balance sheet liquidity was $452.4 million at March 31, 2016 compared to $463.8 million at December 31, 2015. See "Note 11 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital (including cash and cash equivalents and highly liquid investments) was $520.8 million at March 31, 2016 compared to $523.0 million at December 31, 2015. The reduction in working capital is a result of the shift from processing purchased catalyst material to processing tolled catalyst material and the lower average sales price of the purchased ounces.
Outstanding balance sheet debt (current and long-term) reported at March 31, 2016, was approximately $259.7 million, up from the $255.8 million at December 31, 2015. The Company’s total principal debt includes approximately $259.1 million of 1.75% convertible debentures, $0.5 million of 1.875% convertible debentures, and less than $0.1 million due under a capital lease. The $259.1 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross principal amount originally borrowed was $396.75 million. The total gross principal outstanding (before discounts and debt issuance costs) under the Company's long-term convertible debt obligations was $335.7 million at March 31, 2016.
The Company expects to make cash payments of $5.9 million for interest during the remaining nine months of 2016 related to its outstanding debt obligations. The Company made cash payments for interest of less than $0.1 million for the three months ended March 31, 2016, compared to $3.6 million for the same period of 2015.
CONTRACTUAL OBLIGATIONS
The Company's contractual obligations at December 31, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations" of the Company's 2015 Form 10-K, filed with the Securities and Exchange Commission on February 22, 2016. In the first quarter of 2016, there were no material changes in the Company's contractual obligations outside the ordinary course of business.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “hopes,” “estimates,” “forecasts,” “predicts,” “projects,” “future,” “opportunity,” “likely,” “should,” “will,” “will continue,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of the Company's operations; strengthening the Company's financial and operating performance; managing the business through volatile metal prices; cash costs per mined ounce, AISC, general and administrative expenses, exploration expense and capital expenditures; potential liabilities and the usefulness of non-GAAP financial measures. The forward-looking statements in this Quarterly Report on Form 10-Q are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s Form 10-K (on file with the United States Securities and Exchange Commission, and available on the Company’s website at www.stillwatermining.com).
The Company intends that the forward-looking statements contained in this Quarterly Report on Form 10-Q be subject to the above-mentioned statutory safe harbors. Investors are cautioned that actual results of performance may be materially different from those expressed or implied in the forward-looking statements. Investors should not rely on forward-looking statements. The forward-looking statements contained herein speak only as of the filing date of this Quarterly Report on Form 10-Q. Although the Company may from time to time voluntarily update its forward-looking statements, the Company disclaims any obligation to update forward-looking statements, except as required by applicable securities laws.
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s 2015 Annual Report on Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except where noted)	2016	2015
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	106	103
Platinum	31	30
Total	137	133
Tons milled	313	308
Mill head grade (ounce per ton)	0.47	0.46
Sub-grade tons milled (1)	20	28
Sub-grade tons mill head grade (ounce per ton)	0.17	0.16
Total tons milled (1)	333	336
Combined mill head grade (ounce per ton)	0.45	0.44
Total mill recovery (%)	93	92
Total mine concentrate shipped (tons) (3)	7,872	8,456
Platinum grade in concentrate (ounce per ton) (3)	4.20	3.74
Palladium grade in concentrate (ounce per ton) (3)	13.81	12.58
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$446	$537
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$184	$213
Stillwater Mine:
Ounces produced
Palladium	62	64
Platinum	19	19
Total	81	83
Tons milled	162	172
Mill head grade (ounce per ton)	0.53	0.51
Sub-grade tons milled (1)	8	18
Sub-grade tons mill head grade (ounce per ton)	0.27	0.19
Total tons milled (1)	170	190
Combined mill head grade (ounce per ton)	0.51	0.48
Total mill recovery (%)	93	93
Total mine concentrate shipped (tons) (3)	4,055	4,650
Platinum grade in concentrate (ounce per ton) (3)	5.05	4.44
Palladium grade in concentrate (ounce per ton) (3)	15.89	14.48
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$446	$531
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$212	$234

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except where noted)	2016	2015
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	44	39
Platinum	12	11
Total	56	50
Tons milled	151	136
Mill head grade (ounce per ton)	0.40	0.40
Sub-grade tons milled (1)	12	10
Sub-grade tons mill head grade (ounce per ton)	0.10	0.10
Total tons milled (1)	163	146
Combined mill head grade (ounce per ton)	0.38	0.38
Total mill recovery (%)	91	91
Total mine concentrate shipped (tons) (3)	3,817	3,806
Platinum grade in concentrate (ounce per ton) (3)	3.29	2.89
Palladium grade in concentrate (ounce per ton) (3)	11.60	10.25
Total cash costs per ounce - net of credits (Non-GAAP) (2)	$446	$547
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$154	$186

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

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except for average prices)	2016	2015
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	105	107
Platinum (oz.)	27	30
Total	132	137
PGM Recycling: (1)
Palladium (oz.)	37	44
Platinum (oz.)	21	25
Rhodium (oz.)	5	6
Total	63	75
By-products from Mine Production: (2)
Rhodium (oz.)	1	1
Gold (oz.)	3	3
Silver (oz.)	1	1
Copper (lb.)	257	260
Nickel (lb.)	390	398
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$531	$784
Platinum ($/oz.)	$919	$1,189
Combined ($/oz) (4)	$612	$871
PGM Recycling: (1)
Palladium ($/oz.)	$574	$797
Platinum ($/oz.)	$912	$1,250
Rhodium ($/oz)	$719	$1,220
Combined ($/oz) (4)	$700	$981
By-products from Mine Production: (2)
Rhodium ($/oz.)	$690	$1,166
Gold ($/oz.)	$1,192	$1,222
Silver ($/oz.)	$15	$17
Copper ($/lb.)	$1.91	$2.46
Nickel ($/lb.)	$2.75	$4.97
Average market price per ounce (3)
Palladium ($/oz.)	$525	$786
Platinum ($/oz.)	$915	$1,192
Combined ($/oz) (4)	$605	$873

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Costs per Mined Ounce (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per mined ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Costs per Mined Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2016	2015
Consolidated:
Reconciliation from costs of revenues:
Total costs of revenues	$130,747	$169,867
Costs of metals sold
PGM Recycling	(46,044)	(72,705)
Depletion, depreciation and amortization
Mine Production	(17,069)	(16,869)
PGM Recycling	(191)	(252)
Depletion, depreciation and amortization (in inventory)	(1,055)	937
Change in product inventories	1,942	(354)
Asset retirement costs	(208)	(191)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$68,122	$80,433
By-product credit	(5,115)	(6,745)
Recycling income credit	(1,777)	(2,127)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$61,230	$71,561

Mined ounces produced	137	133

Total combined cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$496	$604
By-product credit per mined ounce	(37)	(51)
Recycling income credit per mined ounce	(13)	(16)
Total combined cash costs per mined ounce, net of by-product and recycling credits (Non-GAAP)	$446	$537

Ore tons milled	333	336

Total combined cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$204	$239
By-product credit per ore ton milled	(15)	(20)
Recycling income credit per ore ton milled	(5)	(6)
Total combined cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$184	$213

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2016	2015
Stillwater Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$51,476	$62,355
Depletion, depreciation and amortization
Mine Production	(11,891)	(12,095)
Depletion, depreciation and amortization (in inventory)	(392)	716
Change in product inventories	688	(1,259)
Asset retirement costs	(194)	(183)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$39,687	$49,534
By-product credit	(2,574)	(3,805)
Recycling income credit	(1,034)	(1,335)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$36,079	$44,394

Mined ounces produced	81	84

Total cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$491	$592
By-product credit per mined ounce	(32)	(45)
Recycling income credit per mined ounce	(13)	(16)
Total cash costs per mined ounce, net of by-product and recycling credits (Non-GAAP)	$446	$531

Ore tons milled	170	190

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$233	$261
By-product credit per ore ton milled	(15)	(20)
Recycling income credit per ore ton milled	(6)	(7)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$212	$234

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per ounce and per ton data)	2016	2015
East Boulder Mine:
Reconciliation from costs of revenues:
Total costs of revenues	$33,036	$34,555
Depletion, depreciation and amortization
Mine Production	(5,178)	(4,774)
Depletion, depreciation and amortization (in inventory)	(663)	221
Change in product inventories	1,254	905
Asset retirement costs	(14)	(8)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$28,435	$30,899
By-product credit	(2,541)	(2,940)
Recycling income credit	(743)	(792)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$25,151	$27,167

Mined ounces produced	56	50

Total cash costs per mined ounce, before by-product and recycling credits (Non-GAAP)	$504	$622
By-product credit per mined ounce	(45)	(59)
Recycling income credit per mined ounce	(13)	(16)
Total cash cost, per mined ounce, net of by-product and recycling credits (Non-GAAP)	$446	$547

Ore tons milled	163	146

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$175	$211
By-product credit per ore ton milled	(16)	(20)
Recycling income credit per ore ton milled	(5)	(5)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$154	$186

PGM Recycling:
Cost of metals sold
PGM Recycling	$(46,044)	$(72,705)
Depletion, depreciation and amortization
PGM Recycling	(191)	(252)
Total costs of revenues	$(46,235)	$(72,957)

Stillwater Mining Company
All-In Sustaining Costs
(Non-GAAP Financial Measure)
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
When divided by the total recoverable PGM ounces in the respective period, All-In Sustaining Costs per Mined Ounce (Non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash costs per mined ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of mined ore produced.

	Three Months Ended
	March 31,
(In thousands, except $/oz.)	2016	2015
All-In Sustaining Costs
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$61,230	$71,561
Recycling income credit	1,777	2,127
	$63,007	$73,688

Consolidated Corporate General & Administrative costs	$8,297	$8,345
Corporate depreciation included in Consolidated Corporate General & Administrative costs	(111)	(132)
General & Administrative Costs - Foreign Subsidiaries	(444)	(417)
	$7,742	$7,796

Total capitalized costs	$21,266	$28,375
Capital associated with expansion	(7,804)	(8,121)
Total Capital incurred to sustain existing operations	$13,462	$20,254

All-In Sustaining Costs (Non-GAAP)	$84,211	$101,738

Mined ounces produced	137.3	133.3

All-In Sustaining Costs per Mined Ounce ($/oz.) (Non-GAAP)	$613	$763
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures section.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
COMMODITY PRICE RISK
The Company sells its mined palladium, platinum and associated by-product metals to its customers at prices approximating current market prices. As a result, the Company's financial performance is sensitive to fluctuations in the market prices for these materials. In order to ensure demand for its products persists throughout pricing cycles, the Company has entered into supply agreements with customers covering sales of its mine production. The Company also attempts to maintain adequate liquidity on hand to sustain its operations through downturns in PGM prices.
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
INTEREST RATE RISK
At March 31, 2016, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates.
The Company’s convertible debentures do not contain financial covenants. The Company projects that the total cash cost to service its debt in 2016, including payments of principal and interest, will be approximately $6.4 million. The Company believes it has adequate liquidity available to meet its outstanding debt service obligations, both currently and in the future.
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
For the first quarter of 2016, the Company experienced a foreign currency transaction gain of $1.2 million, mostly attributable to the stabilizing of the Argentine peso. In October 2015, Argentina held a general election which resulted in a change of Government. The new Government lifted exchange controls and floated the Argentine Peso. During the first quarter of 2015, the Company recorded a foreign currency transaction net loss of $0.6 million. The overall foreign currency loss was offset by a gain of approximately $0.5 million on peso-denominated deferred tax balances recorded in conjunction with the acquisition of Peregrine Metals Ltd., the Company's Argentine subsidiary.

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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at March 31, 2016, management determined that during the first quarter of 2016 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2015, with the Securities and Exchange Commission on February 22, 2016, which sets forth certain risk factors associated with the Company in Item 1A, Risk Factors therein.
There have been no material changes to the risk factors as previously disclosed in the Company's 2015 Annual Report on Form 10-K.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's Form 10-K. In the first quarter of 2016, the Company received a total of six violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 - Mine Safety Disclosures" of this Quarterly Report on Form 10-Q for more information.
ITEM 6
EXHIBITS
See attached exhibit index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	May 6, 2016
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	May 6, 2016
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

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

10.1
Executive Employment Agreement between Stillwater Mining Company and Kristen K. Koss, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2016).

10.2
Executive Employment Agreement between Stillwater Mining Company and Brent R. Wadman, dated March 7, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 10, 2016).

10.3
Executive Employment Agreement between Stillwater Mining Company and Rhonda L. Ihde, dated March 7, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 10, 2016).

10.4	Amended Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2016).

10.5	Amended Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2016).

10.6
Executive Employment Agreement between Stillwater Mining Company and Michael J. McMullen, dated March 25, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 28, 2016).

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