Form 10-Q
period 2016-06-30
STILLWATER MINING CO /DE/
filed 2016-07-29
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR
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
At July 28, 2016, the Company had 121,075,861 outstanding shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
REVENUES
Mine Production	$106,395	$118,968	$192,197	$244,706
PGM Recycling	59,188	66,316	106,924	140,998
Other	100	100	200	200
Total revenues	165,683	185,384	299,321	385,904
COSTS AND EXPENSES
Costs of metals sold
Mine Production	75,589	80,631	143,032	160,672
PGM Recycling	56,490	64,441	102,534	137,146
Total costs of metals sold (excludes depletion, depreciation and amortization)	132,079	145,072	245,566	297,818
Depletion, depreciation and amortization
Mine Production	20,517	16,942	37,586	33,811
PGM Recycling	194	256	385	508
Total depletion, depreciation and amortization	20,711	17,198	37,971	34,319
Total costs of revenues	152,790	162,270	283,537	332,137
Exploration	1,587	760	4,435	1,840
General and administrative	8,311	10,396	16,608	18,741
Gain on sale of long-term investment	(482)	—	(482)	—
(Gain) loss on long-term investments	—	(2)	—	53
Impairment of non-producing mineral properties	—	46,772	—	46,772
(Gain) loss on disposal of property, plant and equipment	(153)	—	(154)	3
Total costs and expenses	162,053	220,196	303,944	399,546
OPERATING INCOME (LOSS)	3,630	(34,812)	(4,623)	(13,642)
OTHER (EXPENSE) INCOME
Other	44	17	86	901
Interest income	960	724	1,670	1,426
Interest expense	(4,067)	(5,312)	(8,249)	(10,616)
Net foreign currency transaction gain	2	745	1,194	137
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	569	(38,638)	(9,922)	(21,794)
Income tax benefit (provision)	215	(380)	776	5,663
NET INCOME (LOSS)	$784	$(39,018)	$(9,146)	$(16,131)
Net loss attributable to noncontrolling interest	—	(11,542)	—	(11,657)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$784	$(27,476)	$(9,146)	$(4,474)
Other comprehensive income, net of tax
Net unrealized gain on investments available-for-sale and deferred compensation	183	47	530	183
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$967	$(27,429)	$(8,616)	$(4,291)
Comprehensive loss attributable to noncontrolling interest	—	(11,542)	—	(11,657)
TOTAL COMPREHENSIVE INCOME (LOSS)	$967	$(38,971)	$(8,616)	$(15,948)
Weighted average shares of common stock outstanding
Basic	121,074	120,751	121,065	120,637
Diluted	121,380	120,751	121,065	120,637
Basic income (loss) per share attributable to common stockholders	$0.01	$(0.23)	$(0.08)	$(0.04)
Diluted income (loss) per share attributable to common stockholders	$0.01	$(0.23)	$(0.08)	$(0.04)

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$130,115	$147,336
Investments, at fair value (Note 12)	312,037	316,429
Inventories	113,892	102,072
Trade receivables	890	800
Prepaid expenses	5,660	2,821
Other current assets	25,505	21,628
Total current assets	588,099	591,086
Mineral properties	112,480	112,480
Mine development, net	473,383	460,751
Property, plant and equipment, net	102,337	109,957
Other noncurrent assets	4,932	4,115
Total assets	$1,281,231	$1,278,389
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$22,304	$18,205
Accrued compensation and benefits	28,195	30,046
Property, production and franchise taxes payable	13,617	13,907
Current portion of long-term debt and capital lease obligations	—	657
Income taxes payable	373	—
Other current liabilities	4,369	5,286
Total current liabilities	68,858	68,101
Long-term debt	264,301	255,099
Deferred income taxes	20,310	22,761
Accrued workers compensation	6,479	6,070
Asset retirement obligation	11,159	11,027
Other noncurrent liabilities	7,845	6,102
Total liabilities	378,952	369,160
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 121,074,473 and 121,049,471 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,211	1,210
Paid-in capital	1,100,949	1,099,283
Accumulated deficit	(200,213)	(191,067)
Accumulated other comprehensive income (loss)	332	(197)
Total stockholders’ equity	902,279	909,229
Total liabilities and equity	$1,281,231	$1,278,389
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,146)	$(16,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	37,971	34,319
Gain on sale of long-term investment	(482)	—
Loss on long-term investments	—	53
Impairment of non-producing mineral properties	—	46,772
Amortization / accretion on investment premium / discount	1,218	975
(Gain) loss on disposal of property, plant and equipment	(154)	3
Net foreign currency transaction gain	(1,194)	(137)
Deferred income taxes	(1,526)	(12,592)
Accretion of asset retirement obligation	421	387
Amortization of deferred debt issuance costs	437	610
Accretion of convertible debenture debt discount	8,765	9,127
Share based compensation and other benefits	1,741	6,913
Non-cash capitalized interest	(2,728)	(1,784)
Changes in operating assets and liabilities:
Inventories	(12,435)	630
Trade receivables	(90)	48
Prepaid expenses	(2,839)	(3,285)
Accounts payable	2,121	(117)
Accrued compensation and benefits	(1,850)	(411)
Property, production and franchise taxes payable	1,454	(6)
Income taxes payable	373	—
Accrued workers compensation	409	(352)
Other operating assets	(4,605)	(3,516)
Other operating liabilities	(1,007)	(1,907)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,854	59,599
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,426)	(58,218)
Proceeds from sale of long-term investment	851	—
Proceeds from disposal of property, plant and equipment	154	—
Purchases of investments	(165,742)	(184,660)
Proceeds from maturities and sales of investments	169,745	126,849
NET CASH USED IN INVESTING ACTIVITIES	(33,418)	(116,029)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(658)	(1,097)
Proceeds from issuance of common stock	1	49
NET CASH USED IN FINANCING ACTIVITIES	(657)	(1,048)
CASH AND CASH EQUIVALENTS
Net decrease	(17,221)	(57,478)
Balance at beginning of period	147,336	280,286
BALANCE AT END OF PERIOD	$130,115	$222,808
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial position of Stillwater Mining Company (the “Company”) at June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015, respectively and cash flows for the six months ended June 30, 2016 and 2015, respectively. The results of operations for the first six months of 2016 are not necessarily indicative of the results to be expected for the 2016 year. The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2016 (Form 10-K). All inter-company transactions and balances have been eliminated in consolidation.
The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivatives and other financial instruments. Actual results could differ from these estimates.
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to January 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early adoption is not permitted.
On April 7, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-03, Interest - Imputation, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance. This ASU requires the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Also, it requires retrospective application for all prior periods presented in the financial statements and a disclosure of the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that had not been previously issued. The Company elected early adoption of ASU 2015-03 and reclassified Deferred debt issue costs against the related liability for all periods presented. Prior to the adoption of ASU 2015-03, the balance reported at December 31, 2015 for total Long-term debt and capital lease obligations was $258.9 million, and after adoption and reclassification of Deferred debt issue costs of $3.8 million, the total balance reported at December 31, 2015 became $255.1 million.
On July 22, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11, which will change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The ASU requires prospective adoption and permits early adoption.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, (Topic 840), which requires an entity that leases assets, with terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early adoption is permitted.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Shared-Based Payment Accounting. The ASU will change several aspects within share based payments: (1) accounting for income taxes, (2) classification of excess tax benefits, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid when an employer withholds shares for tax-withholding purposes, (6) practical expedient - expected term, (7) intrinsic value, and (8) eliminating the indefinite deferral. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Copper and nickel by-products are typically sold at a discount to the quoted market prices. By-product sales (gold, nickel, mined rhodium, copper and silver) are included in revenues from Mine Production. During each of the three months ended June 30, 2016 and 2015, total by-product sales totaled $6.1 million and $6.9 million, respectively. For the six months ended June 30, 2016 and 2015, by-product sales totaled $11.3 million and $13.7 million, respectively.
In July 2014, the Company executed five-year supply and refining agreements with Johnson Matthey (JM). Under the terms of these agreements, JM has an exclusive five-year right to refine all of the PGM filter cake the Company produces at its Columbus, Montana facilities. JM also has the right to purchase all of the Company's mine production of palladium and platinum at competitive market prices (except for platinum sales under the Company's sales agreement with Tiffany & Co., which are specifically excluded from the JM agreements) and has the right to bid for any recycling volumes the Company has available. Other provisions of the agreements include a good-faith effort by JM to assist in growing the Company's recycling volumes and the sharing of market intelligence to the extent permitted by law. The Company has the right to exit the JM PGM supply arrangement in return for the payment of a nominal fee. In addition, the Company, in its sole discretion, may elect to terminate the refining arrangement after July 2018.
In accordance with the terms of the JM PGM supply agreement, all Company sales of mined PGMs, other than the platinum sales under the Company's sales agreement with Tiffany & Co., were to JM for the six months ended June 30, 2016 and 2015.
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

TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016 (1)	2015 (1)
Customer A	72%	80%	76%	77%
Customer B	10%	—	—	—
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
The Company determined there were no material events or circumstances requiring the Company to test long-lived assets for impairment at June 30, 2016. However, during the second quarter of 2015, the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. At June 30, 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million.
NOTE 4
NONCONTROLLING INTEREST
In the fourth quarter of 2015, the Company purchased a 25% interest held by Mitsubishi Corporation (Mitsubishi) in Stillwater Canada Inc (SCI), the Company's subsidiary, which holds the Marathon PGM-copper assets. The Company paid total cash consideration of $5.2 million which equaled $1.0 million in cash and 25% of the total cash and cash equivalents held by SCI.
Prior to the repurchase, Mitsubishi's 25% interest in SCI's net loss for each period was shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive Income (Loss). The amount of the loss was added back to the Company's reported Net (loss) income in each period in arriving at Net (loss) income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three and six months ended June 30, 2015 was $11.5 million and $11.7 million, respectively.
NOTE 5
DERIVATIVE INSTRUMENTS
The Company uses various derivative financial instruments to manage its exposure to changes in PGM market commodity prices.

COMMODITY DERIVATIVES
PGM Recycling
The Company customarily enters into fixed forward sales contracts relating to PGM recycling of catalyst and other industrial sourced materials. Under these fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions to set in advance the pricing for metals acquired and processed in its recycling segment. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. Because this forward price is also used to set the acquisition price the Company pays for recycling materials, this arrangement significantly reduces exposure to PGM price volatility. The Company believes such transactions qualify for the exception to hedge accounting treatment and has elected to account for these transactions as normal purchases and normal sales.
All of the Company's fixed forward sales contracts open at June 30, 2016, will settle at various periods through December 2016. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At June 30, 2016, and December 31, 2015, no margin deposits were outstanding or due.
The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at June 30, 2016:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Third Quarter 2016	34,034	$1,005	54,508	$571	7,344	$675
Fourth Quarter 2016	4,356	$993	4,587	$564	1,952	$652
NOTE 6
SHARE COMPENSATION PLANS
EQUITY PLANS
The Company sponsors equity plans (the Plans) that enable the Company to grant equity-based compensation to employees and non-employee directors. The Company currently issues restricted stock units as incentive compensation under the Plans. In total, approximately 11.6 million shares of common stock have been authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares under the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 4.1 million shares were available and reserved for issuance under the 2012 Equity Incentive Plan at June 30, 2016.
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

Nonvested time-based share activity during the six months ended June 30, 2016, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based shares at January 1, 2016	186,655	$13.97
Granted	206,974	8.03
Vested	(33,080)	13.88
Forfeited	—	—
Nonvested time-based shares at March 31, 2016	360,549	$10.68
Granted	2,652	10.13
Vested	(2,747)	14.24
Forfeited	(565)	13.02
Nonvested time-based shares at June 30, 2016	359,889	$10.63
Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss) related to grants of time-based nonvested shares was $0.6 million and $0.4 million, in the three months ended June 30, 2016 and 2015 respectively, and $1.0 million and $0.8 million, respectively, for the six months ended June 30, 2016 and 2015.
Performance-Based Restricted Stock Unit Awards
The Company grants performance-based restricted stock unit awards under its Long Term Incentive Plan (LTIP). The payout of the awards is dependent upon distinct components with separate sub-targets. The sub-targets are either market-based or performance-based and classified as either equity or liability. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability-classified sub-targets are re-measured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance restricted stock unit awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss), related to grants of performance-based restricted stock unit awards for the three months ended June 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively and $0.9 million and $0.6 million, respectively, for each of the six months ended June 30, 2016 and 2015.
A performance-based restricted stock unit award provides the participant with the right to receive a number of shares of the Company's common stock depending on achievement of specific measurable performance criteria. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Compensation Committee at the time of grant. In the period when it becomes probable that the performance criteria will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed over the balance of the vesting period. For awards that contain performance-based conditions, and for which the Company determines it is no longer probable that it will achieve the minimum performance criteria specified in the Plan, the Company reverses all of the previously recognized compensation expense in the period when such a determination is made.
Performance-based restricted stock unit awards are not entitled to any dividend equivalents with respect to the restricted stock units unless otherwise determined by the Board, nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of the restricted stock units.

Share activity under nonvested performance-based restricted stock unit awards activity during the first six months of 2016 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based shares at January 1, 2016	379,277	$15.34
Granted *	186,285	11.45
Vested	—
Forfeited	—	—
Nonvested performance-based shares at March 31, 2016	565,562	$14.06
No activity	—
Nonvested performance-based shares at June 30, 2016	565,562	$14.06
* The number of performance-based shares granted is based on the target award amounts in the performance restricted stock unit award agreements.
The following table presents the compensation expense of the nonvested shares outstanding at June 30, 2016, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2016	$1,106	$1,158
2017	1,203	1,611
2018	583	757
2019	3	—
Total	$2,895	$3,526
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
The benefit for income taxes for the three and six months ended June 30, 2016 is related to the carryback of the current year losses and the deferred tax benefits from certain foreign jurisdictions, offset by an increase in the provision for uncertain tax positions in the U.S. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company recognized an income tax benefit for the three months ended June 30, 2016 of $0.2 million and an income tax provision of $0.4 million, for the three months ended June 30, 2015. The Company recognized an income tax benefit for the six months ended June 30, 2016 and 2015, of $0.8 million and $5.7 million, respectively. The current year losses, partially offset by the discrete charge of $3.4 million for an increase in the provision for uncertain tax positions, are primarily responsible for the tax benefit for the six months ended June 30, 2016. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary was responsible for $8.6 million of the total $9.7 million discrete income tax benefit recognized for the six months ended June 30, 2015.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company had uncertain benefits of $3.4 million at June 30, 2016. Interest and penalties of $0.1 million have been accrued at June 30, 2016. The Company anticipates there could be a change in uncertain tax positions during the next twelve months. The Company made income tax payments of $0.3 million and $11.1 million in the six months ended June 30, 2016 and 2015, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2015, 2014, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.
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
Holders have the right to redeem their 1.75% debentures at face value, plus accrued and unpaid interest, on October 15th, of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the 1.75% debentures at any time on or after October 20, 2019.
The 1.75% debentures were bifurcated under GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded in equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering of the 1.75% debentures, and the debt portion is being amortized ratably over seven years.
In the third quarter of 2015, the Company repurchased $61.6 million of outstanding principal under the 1.75% debentures, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which included a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75%, with interest paid semi-annually. The balance outstanding at June 30, 2016 was approximately $263.8 million, which is net of unamortized discount of $68.0 million and $3.4 million deferred debt issue costs. The balance outstanding at December 31, 2015 was $254.6 million, which was net of unamortized discount of $76.8 million and $3.8 million of deferred debt issue costs.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $0.5 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective March 22, 2013, the Company has the right at its discretion to redeem the remaining $0.5 million of outstanding 1.875% debentures for cash at any time prior to maturity. In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% debentures, paying cash of $1.6 million and recording a gain of approximately $0.1 million. The outstanding balance at June 30, 2016 and December 31, 2015, of $0.5 million aggregate principal amount, is reported as a long-term debt obligation.
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

The following table reflects the amortization of debt issuance costs, interest expense and cash payments on the Company's outstanding debt for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
1.75% Convertible Debentures
Amortization of debt issuance costs	$221	$239	$437	$475
Interest expense, net of capitalized interest	$3,877	$5,013	$7,869	$10,013
Cash payments for interest	$2,933	$—	$2,933	$3,472

1.875% Convertible Debentures
Interest expense, net of capitalized interest	$2	$—	$—	$—
Cash payments for interest	$—	$—	$5	$21

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$—	$68	$—	$135
Fees	$—	$335	$—	$586
The Company's total current and long-term debt balances at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$335,150
Debt discount	—	(67,989)	—	(76,754)
Deferred debt issue costs	—	(3,384)	—	(3,821)
Debt balance	—	263,777	—	254,575
1.875% Convertible Debentures	—	524	—	524
Capital lease obligation	—	—	580	—
Small land purchase	—	—	77	—
Total debt balances	$—	$264,301	$657	$255,099
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three months ended June 30, 2016 and 2015, the Company capitalized interest of $2.0 million and $1.4 million, respectively. For the six months ended June 30, 2016 and 2015, the Company capitalized interest of $3.9 million and $2.7 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income (Loss).

NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	8,560
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	735,009	697,781
East Boulder Mine	227,564	220,281
	1,075,053	1,030,542
Accumulated depletion and amortization	(489,190)	(457,311)
Total mineral properties and mine development, net	$585,863	$573,231
NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying consolidated balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Machinery and equipment	$161,906	$161,292
Buildings and structural components	174,278	173,580
Land	11,740	11,740
Construction-in-progress:
Stillwater Mine	2,094	2,615
East Boulder Mine	266	435
Marathon	148	148
Processing facilities and other	1,469	1,982
	351,901	351,792
Accumulated depreciation	(249,564)	(241,835)
Total property, plant, and equipment, net	$102,337	$109,957

The Company's total capital outlay for mine development and property, plant and equipment for the six months ended June 30, 2016 and 2015 were as follows:

	June 30,
(In thousands)	2016	2015
Stillwater Mine	$38,867	$47,171
East Boulder Mine	7,286	9,953
Other	480	4,054
Total U.S. capital expenditures	46,633	61,178
Foreign capital expenditures	—	46
Non-cash capitalized interest and depreciation	(5,321)	(4,397)
Change in accounts payables for capital expenditures	(2,886)	1,391
Cash capital spend for the period	$38,426	$58,218
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
The All Other group primarily consists of assets, including cash and cash equivalents, investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended June 30, 2016	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$106,395	$59,188	$—	$—	$100	$165,683
Depletion, depreciation and amortization	$20,517	$194	$—	$—	$—	$20,711
General and administrative expenses	$—	$—	$203	$375	$7,733	$8,311
Interest income	$—	$466	$1	$—	$493	$960
Interest expense	$—	$—	$—	$—	$4,067	$4,067
Income (loss) before income taxes	$10,288	$2,971	$(219)	$(1,385)	$(11,086)	$569
Capital expenditures	$19,418	$—	$—	$—	$166	$19,584
Total assets	$626,078	$66,013	$25,953	$103,586	$459,601	$1,281,231

(In thousands)				South American Properties

Three Months Ended June 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$118,968	$66,316	$—	$—	$100	$185,384
Depletion, depreciation and amortization	$16,942	$256	$—	$—	$—	$17,198
General and administrative expenses	$—	$—	$280	$172	$9,944	$10,396
Interest income	$—	$416	$2	$5	$301	$724
Interest expense	$—	$—	$—	$—	$5,312	$5,312
Income (loss) before impairment charge and income taxes	$21,394	$2,036	$(354)	$(104)	$(14,838)	$8,134
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge and before income tax provision	$21,394	$2,036	$(47,126)	$(104)	$(14,838)	$(38,638)
Capital expenditures	$27,161	$104	$—	$46	$3,005	$30,316
Total assets	$612,486	$68,927	$27,735	$105,058	$564,466	$1,378,672
* Total assets includes cash and cash equivalents of $17.8 million.

(In thousands)				South American Properties

Six Months Ended June 30, 2016	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$192,197	$106,924	$—	$—	$200	$299,321
Depletion, depreciation and amortization	$37,586	$385	$—	$—	$—	$37,971
General and administrative expenses	$—	$—	$339	$683	$15,586	$16,608
Interest income	$—	$759	$1	$1	$909	$1,670
Interest expense	$—	$—	$—	$—	$8,249	$8,249
Income (loss) before income taxes	$11,579	$4,764	$(387)	$(2,628)	$(23,250)	$(9,922)
Capital expenditures	$37,895	$10	$—	$—	$521	$38,426
Total assets	$626,078	$66,013	$25,953	$103,586	$459,601	$1,281,231

(In thousands)				South American Properties

Six Months Ended June 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$244,706	$140,998	$—	$—	$200	$385,904
Depletion, depreciation and amortization	$33,811	$508	$—	$—	$—	$34,319
General and administrative expenses	$—	$—	$515	$354	$17,872	$18,741
Interest income	$—	$818	$6	$19	$583	$1,426
Interest expense	$—	$—	$—	$—	$10,616	$10,616
Income (loss) before impairment charge and income tax provision	$50,222	$4,163	$(787)	$(877)	$(27,743)	$24,978
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) before income taxes	$50,222	$4,163	$(47,559)	$(877)	$(27,743)	$(21,794)
Capital expenditures	$52,709	$164	$—	$46	$5,299	$58,218
Total assets	$612,486	$68,927	$27,735	$105,058	$564,466	$1,378,672
* Total assets includes cash and cash equivalents of $17.8 million.
NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income (Loss). At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net income (loss) Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the three and six months ended June 30, 2016 and 2015 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at June 30, 2016 and December 31, 2015 were as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2016
	Federal agency notes	$279,850	$259	$(46)	$280,063
	Commercial paper	31,935	39	—	31,974
	Subtotal	311,785	298	(46)	312,037
	Mutual funds	704	274	—	978
	Total	$312,489	$572	$(46)	$313,015

2015
	Federal agency notes	$285,276	$—	$(519)	$284,757
	Commercial paper	31,730	—	(58)	31,672
	Subtotal	317,006	—	(577)	316,429
	Mutual funds	482	261	—	743
	Total	$317,488	$261	$(577)	$317,172

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets. Included in the investments balance at June 30, 2016 and December 31, 2015 is $18.5 million which has been reserved as collateral on the Company's undrawn letters of credit of approximately $17.5 million.
The maturities of available-for-sale securities at June 30, 2016 were as follows:

(In thousands)	Amortized cost	Fair value
Federal agency notes
Due in one year or less	$214,745	$214,821
Due after one year through two years	65,105	65,242
Total	$279,850	$280,063

Commercial paper
Due in one year or less	$16,485	$16,488
Due after one year through two years	15,450	15,486
Total	$31,935	$31,974
The Company has long-term investments in various Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company sold its investment in Marathon Gold in the second quarter of 2016 and recorded a gain of $0.5 million. The Company determined there was no impairment for the remaining long-term investments for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company determined that certain of its remaining long-term investments were other than temporarily impaired and recorded a loss of less than $0.1 million. These long-term investments totaled approximately $0.1 million at June 30, 2016 and $0.5 million at December 31, 2015, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 13
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If the market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first six months of 2016 or 2015.
The costs of PGM mined inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depletion, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date. Costs are aggregated and averaged for mined material carried in inventory.
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

Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Metals inventory
Raw ore	$4,123	$4,234
Concentrate and in-process	58,176	43,727
Finished goods	32,177	32,618
Total metals inventory	94,476	80,579
Materials and supplies	19,416	21,493
Total inventories	$113,892	$102,072
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
No adjustment was made to reported net loss attributable to common stockholders when calculating diluted loss per share attributable to common stockholders for the three months ended June 30, 2015 and for the six months ended June 30, 2016 and 2015 because the Company reported a consolidated net loss attributable to common stockholders and inclusion of these shares would have been anti-dilutive. Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures.
The following table shows the reconciliation of the computation of basic and diluted shares and the related impact on income for the three months ended June 30, 2016:

	Three Months Ended
	June 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$784	121,074	$0.01
Effect of Dilutive Securities
Stock options	—	1
Nonvested shares	—	72
Contingently issuable shares	—	233
Diluted EPS
Net income attributable to common stockholders	$784	121,380	$0.01

The following table shows the shares that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Stock options	—	6	1	7
Restricted stock units	8	26	136	61
Performance shares	159	143	328	136
1.875% Convertible debentures, net of tax	22	95	22	95
1.75% Convertible debentures, net of tax	30,413	36,003	30,413	36,003
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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2016	Total	Level 1	Level 2	Level 3
Money market fund	$60,754	$60,754	$—	$—
Mutual funds	$978	$978	$—	$—
Investments
Federal agency notes	$280,063	$—	$280,063	$—
Commercial paper	$31,974	$—	$31,974	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
Money market fund	$54,761	$54,761	$—	$—
Mutual funds	$743	$743	$—	$—
Investments
Federal agency notes	$284,757	$—	$284,757	$—
Commercial paper	$31,672	$—	$31,672	$—
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

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2016	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$524	$—	$524	$—
1.75% Convertible debentures	$307,369	$—	$307,369	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
1.875% Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$285,446	$—	$285,446	$—
Long-term investments	$524	$524	$—	$—
The Company determined the fair value of the liability component of its outstanding 1.75% convertible debentures at June 30, 2016 and December 31, 2015 by using observable market based information for debt instruments of similar amounts and duration. The Company used the book value of its outstanding 1.875% convertible debentures to represent the fair value at June 30, 2016 and December 31, 2015. The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2015 is based on quoted market prices which are readily available.

NOTE 15
RELATED PARTIES
The Company purchased Mitsubishi's 25% ownership interest in SCI, the Company's subsidiary, in the fourth quarter of 2015. The Company made PGM sales of $7.6 million to Mitsubishi in the three months ended June 30, 2015, and $23.5 million, for the six months ended June 30, 2015.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the information provided in the Company's 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2016 (Form 10-K).
OVERVIEW
Stillwater Mining Company (the Company) is a Delaware corporation that has its shares of common stock listed on the New York Stock Exchange under the symbol "SWC". The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, a geological formation of platinum group metal (PGM) mineralization, which is located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. Mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, where they are smelted and partially refined. In addition to the mine concentrates, the Company also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties at the processing complex. A portion of this recycling activity is material the Company purchases for its own account; while the remainder is toll processed on behalf of others for a fee. After being processed through the Company's processing facilities in Columbus, the final product, a PGM-rich filter cake, is shipped to Johnson Matthey (JM) in New Jersey for final refining before it is then delivered as finished metal.
SECOND QUARTER 2016 SUMMARY RESULTS
For the second quarter of 2016, the Company reported a consolidated net income attributable to common stockholders of $0.8 million, or $0.01 per diluted share, as compared to the consolidated net loss attributable to common stockholders of $27.5 million, or $0.23 per diluted share, for the second quarter of 2015. The lower operating results in the second quarter of 2016 were driven by a significant reduction in average combined realized price per mined ounce, which fell from $842 per ounce in the second quarter of 2015 to $665 per ounce in the second quarter of 2016, which was offset, in part, by a reduction in unit costs. The second quarter of 2015 included an impairment charge of $46.8 million (before-tax).
Segment earnings from the Company's mining operations totaled $10.3 million (before income taxes) for the second quarter of 2016, compared to $21.4 million (before income taxes) for the same period in 2015. Volumes of mined palladium and platinum sold in the second quarter of 2016 increased to 150,900 ounces from 133,000 ounces in the second quarter of 2015, reflecting both increased production and draw-down of mine ounce inventory. The average combined realized price per ounce on sales of mined palladium and platinum in the second quarter of 2016 was 21.0% lower than that realized in the second quarter of 2015.
Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. The Company's consolidated costs of metals sold per mined ounce of palladium and platinum was $501 per ounce in the second quarter of 2016 as compared to $606 per ounce in the second quarter of 2015, a 17.3% decrease. Consolidated total cash costs, net of credits, per PGM mined ounce for the Company's mining operations averaged $420 per ounce in the second quarter of 2016, which was 20.8% lower than the $530 per ounce in the second quarter of 2015, mostly resulting from higher production rates at the East Boulder Mine, labor reductions at the Stillwater Mine and a number of cost improvement initiatives at both mines. (See "Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures").
Segment earnings from the Company's recycling activities (before income taxes) were $3.0 million in the second quarter of 2016, an increase over the $2.0 million in the second quarter of 2015. Earnings in the recycling segment typically lag corresponding volumes processed by approximately two to three months. Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased 12.1% to 169,900 ounces in the second quarter of 2016 from 151,600 ounces in the second quarter of 2015. Recycling volumes sold increased 25.3% during the second quarter of 2016 totaling 85,300 ounces (including palladium, platinum and rhodium) at an average realization of $666 per ounce, as compared to 68,100 ounces sold during the second quarter of 2015 at an average realization of $954 per ounce. The Company delivered 70,700 recycled tolled ounces during the second quarter of 2016, up from 37,400 recycled tolled ounces delivered in the second quarter of 2015, an 89.0% increase.

The Company's cash and cash equivalents balance was $130.1 million at June 30, 2016, as compared to $147.3 million at December 31, 2015. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $442.2 million at June 30, 2016, as compared to $463.8 million at December 31, 2015. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital (including cash and cash equivalents and highly liquid investments) decreased to $519.2 million at June 30, 2016, from $523.0 million at December 31, 2015. Working capital associated with the recycling activities was $63.1 million at June 30, 2016 compared to $37.4 million at December 31, 2015.
MINING OPERATIONS
Mine production of palladium and platinum totaled 137,100 ounces for the second quarter of 2016, an increase of 8.0% from the 127,000 ounces produced in the second quarter of 2015.
Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, and All-in Sustaining Costs (AISC) per PGM mined ounce, both non-GAAP financial measures. The Company's consolidated costs of metals sold per mined ounce of palladium and platinum was $501 per ounce in the second quarter of 2016 as compared to $606 per ounce in the second quarter of 2015, a 17.3% decrease. The measurement of total cash costs per PGM mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before income taxes). The table below illustrates the effect of applying these credits to the average cash costs per PGM mined ounce for the combined Montana mining operations. Total cash costs per PGM mined ounce were reduced by 14.4% as a result of reduced labor costs which were offset by an 8.0% increase in production in the second quarter of 2016 when compared to second quarter of 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Combined Montana Mining Operations	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$501	$606	$506	$596

Total combined cash costs per PGM mined ounce, before by-product and recycling credits*	$487	$600	$491	$601
Less: By-product revenue credit per mined ounce	45	54	41	52
Less: PGM Recycling income credit per mined ounce	22	16	17	16
Total combined cash costs per PGM mined ounce, net of by-product and recycling credits*	$420	$530	$433	$533
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
The Company utilizes AISC (non-GAAP financial measure) to assess the overall operating efficiency of the Company's Montana operations. This metric is an indication of the total cash capital and operating costs per PGM mined ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the second quarter of 2016, AISC averaged $594 per PGM mined ounce, a 3.1% decrease from the first quarter of 2016, and 24.3% lower than the AISC of $785 per PGM mined ounce achieved in the second quarter of 2015. This was driven by lower total cash costs and lower capital spending incurred to sustain operations and higher production volumes during the second quarter of 2016. For a more complete discussion of this measure, refer to -- "Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures."
Stillwater Mine
At the Stillwater Mine, combined palladium and platinum production increased 8.2% in the second quarter of 2016 to 83,100 ounces, compared to 76,800 ounces produced in the second quarter of 2015. Ore grade averaged approximately 0.47 combined ounces of palladium and platinum per ton in the quarter ended June 30, 2016, as compared to 0.45 ounces per ton in the quarter ended June 30, 2015. Mined ore and sub-grade volumes fed to the Stillwater Mine concentrator during the second quarter of 2016 totaled 188,500 tons, an increase of 1.8% from the 185,100 tons fed in the same quarter of 2015.

Costs of metals sold per PGM mined ounce is Stillwater Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Costs of metals sold per mined ounce of palladium and platinum was $478 per ounce in the second quarter of 2016 as compared to $590 per ounce in the second quarter of 2015. Total cash costs per PGM mined ounce, net of credits, decreased by 26.0% in the second quarter of 2016 compared with the same period in 2015. The lower costs for the second quarter of 2016 are principally the result of a reduced labor force at the Stillwater Mine, higher production volumes, improved mining practices and the implementation of various cost reduction initiatives.
The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per PGM mined ounce at the Stillwater Mine:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stillwater Mine	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$478	$590	$483	$578

Total cash costs per PGM mined ounce, before by-product and recycling credits*	$466	$612	$478	$602
Less: By-product revenue credit per mined ounce	40	49	36	47
Less: PGM Recycling income credit per mined ounce	21	16	17	16
Total cash costs per PGM mined ounce, net of by-product and recycling credits*	$405	$547	$425	$539
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
Capital expenditures at the Stillwater Mine totaled $22.1 million for the second quarter of 2016, including $12.0 million for Blitz development. This compares to the $22.5 million of capital expenditures at the Stillwater Mine during the second quarter of 2015, of which $5.4 million was for Blitz development. The reduction in capital expenditures was primarily due to lower infrastructure activity in the mine along with higher development productivity that reduced unit rates. Primary and secondary development footages (excluding Blitz development) for the second quarter of 2016 decreased relative to the comparable footages for the second quarter of 2015, with primary and secondary development together advancing approximately 8,000 feet in the second quarter of 2016 and 10,900 feet in the second quarter of 2015. This was slightly above the development rates envisioned in the mine plan implemented in August 2015. Diamond drilling footage (excluding Blitz development) decreased for the second quarter of 2016, totaling approximately 50,700 feet, compared to 84,300 feet drilled in the second quarter of 2015. Ongoing mine development efforts, including diamond drilling, are part of a continuing effort to maintain the developed state of the mine.
East Boulder Mine
Mine production at the East Boulder Mine was 54,000 combined ounces of palladium and platinum for the second quarter of 2016, an increase of 7.6% from 50,200 ounces produced in the second quarter of 2015. Ore grade averaged approximately 0.37 combined ounces of palladium and platinum per ton in the quarter ended June 30, 2016, as compared to 0.39 ounces per ton in the quarter ended June 30, 2015. Mined ore and sub-grade volumes fed to the East Boulder Mine concentrator during the second quarter of 2016 increased 14.8% to 162,200 tons from 141,300 tons in the second quarter of 2015. This increase is due to additional plant run days and a higher feed rate to accommodate the increased mine production more than offsetting the slightly lower grade year on year.
Costs of metals sold per PGM mined ounce is East Boulder Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Costs of metals sold per mined ounce of palladium and platinum was $538 per ounce in the second quarter of 2016 as compared to $634 per ounce in the second quarter of 2015. Total cash costs per PGM mined ounce, net of credits, for the second quarter of 2016 decreased approximately 11.9% from the same period in 2015. The improvement in cash costs per ounce reflects the increased mine output and continuing cost reduction and productivity improvement initiatives.

The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per PGM mined ounce at the East Boulder Mine:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
East Boulder Mine	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$538	$634	$542	$629

Total cash costs per PGM mined ounce, before by-product and recycling credits*	$518	$584	$511	$602
Less: By-product revenue credit per mined ounce	52	63	49	61
Less: PGM Recycling income credit per mined ounce	22	17	17	16
Total cash costs per PGM mined ounce, net of by-product and recycling credits*	$444	$504	$445	$525
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
Capital expenditures at the East Boulder Mine totaled $3.2 million in the second quarter of 2016, as compared to $4.6 million in the second quarter of 2015. Actual primary and secondary development advanced approximately 5,700 feet during the second quarter of 2016 while the comparable development advance in the second quarter of 2015 was also 5,700 feet. Diamond drilling footage for the second quarter of 2016 totaled approximately 37,800 feet compared to the 105,900 feet drilled in the second quarter of 2015 when there was a campaign on drilling at Graham Creek to prepare for the development of the second ore block.

PGM RECYCLING SEGMENT
The volume of recycling materials processed through the smelter during the second quarter of 2016 was 26.4 tons per day of furnace feed compared to 26.9 tons per day in the second quarter of 2015. PGM loadings in the fed material in the second quarter of 2016 increased 12.1% to 169,900 ounces of palladium, platinum and rhodium compared to 151,600 ounces in the second quarter of 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average tons of catalyst fed per day	26.4	26.9	24.6	21.5
Total tons processed	2,404	2,452	4,452	3,900
Tolled tons	693	1,255	1,695	1,626
Purchased tons	1,711	1,197	2,757	2,274
PGM ounces fed	169,900	151,600	324,100	260,300
PGM ounces sold	85,300	68,100	148,700	142,700
PGM tolled ounces returned	70,700	37,400	146,600	77,600
During the second quarter of 2016, the Company earned $3.0 million in income (before income taxes) from its PGM Recycling operations on revenues of $59.2 million. For the second quarter of 2015, the recycling operations earned $2.0 million in income (before income taxes) on revenues of $66.3 million.
For the second quarter of 2016, PGM Recycling revenues decreased by 10.7% compared to the same period in 2015 due to lower realized selling prices as a result of the fall in palladium and platinum market prices, which was partially offset by an increase in ounces sold. The cost of metals sold from the PGM Recycling segment was $56.5 million in the second quarter of 2016, as compared to $64.4 million in the second quarter of 2015, a decrease of 12.3%. A majority of the cost of metals sold from recycling in each period is attributable to the acquisition cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate cost of metals sold from the PGM Recycling segment is driven mostly by the volume and the value of the PGMs in the materials purchased by the Company. Tolling revenues increased by approximately 80.0% in the second quarter of 2016 to $1.8 million, as compared to approximately $1.0 million in the second quarter of 2015, reflecting the increase in tolled ounces returned.
Sold ounces of recycled PGMs increased by 25.3% to 85,300 ounces in the second quarter of 2016 from 68,100 ounces in the second quarter of 2015. The combined average recycling sales realization (including palladium, platinum and rhodium) was $666 per sold ounce in the second quarter of 2016, down from $954 per sold ounce in the same quarter of 2015. In addition, the Company delivered 70,700 recycled tolled ounces during the second quarter of 2016, an increase of 89.0% from 37,400 recycled tolled ounces delivered in the second quarter of 2015. A total of 156,000 combined ounces were delivered to customers in the second quarter of 2016, as compared to 105,500 ounces delivered in the second quarter of 2015.
For its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for most of the PGMs recovered from recycled materials. Because the selling price of recycling materials held by the Company is fixed up front by these forward sales contracts, day-to-day changes in the market price of palladium and platinum have little effect on the percentage margins earned from processing these materials or on cash flow from recycling operations. However, as PGM prices rise or fall over time, the total volume of materials available in the market may also rise or fall and the selling price of recycling materials in the forward sales contracts may also change, which can affect the total profitability of the Company's recycling activities. On average, it takes two to three months from the date of receipt to process and deliver metal from purchased lots of recycling materials.
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against materials in transit to the Company's processing facilities, and payments for materials in process. Outstanding advances for general working capital and materials in transit not backed up by inventory physically in the Company’s possession totaled $7.8 million at June 30, 2016, as compared to $4.4 million at December 31, 2015. In addition, recycling segment materials physically in inventory totaled $55.3 million at June 30, 2016, as compared to $33.0 million at December 31, 2015. Working capital associated with the recycling activities was $63.1 million and $37.4 million at June 30, 2016 and December 31, 2015, respectively.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef. This development includes constructing underground and surface access to an area extending approximately 23,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 50 East, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 10,700 feet.
A second, parallel underground heading at Blitz, the 56 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 18,900 feet of ramp and infrastructure development has been completed along the 56 East heading to date. Development continues ahead of schedule along this heading and has not been delayed by unfavorable ground conditions. In the 50 East TBM drive, water inflows have been higher than anticipated which has slowed advance rates. A dewatering program is being instituted to enable a higher rate of advance to be achieved. The TBM drive is not on the critical path for first production or ramp up and efforts are being directed to the 56 East drive and the Benbow decline which are on the critical path for the project.
Combined primary Blitz development footages for the second quarter of 2016 increased relative to the comparable footages for the second quarter of 2015, advancing approximately 3,000 feet in the second quarter of 2016 and 2,000 feet in the second quarter of 2015. Diamond drilling footage for Blitz development increased for the second quarter of 2016, totaling approximately 36,000 feet, as compared to 12,400 feet drilled in the second quarter of 2015.
The permitting process for the Benbow access portal was completed in the third quarter of 2015. The Benbow access portal to be developed at the far end of the two primary Blitz tunnels, is designed to intersect the two tunnels from the surface, and will provide ventilation and emergency egress for the Blitz development area. The construction of the surface facilities is nearing completion.
The Blitz development began in late 2010, and to date, the Company has spent approximately $91.7 million (net of capitalized interest and capitalized depreciation) of an estimated $205 million of capital expenditures for the development. The Company has focused on accelerating the Blitz development timeline to enable the Company to bring forward plans for first production, now anticipated to occur in late 2017 or early 2018 with estimated costs to first production in the range of $155 million to $175 million. The Company anticipates the Blitz area will provide growth in the Company’s production profile and the Company's lowest cost mined ounces due to expected grade and as a result of the newly constructed infrastructure. The Blitz development is intended to contribute to the growth of Stillwater's annual palladium and platinum production over the first 10 years of production, after which the Company expects to use it to off-set the depletion of the Stillwater Mine's existing ore reserves.
While a modest exploration program continues at the Marathon project in Canada, development plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets.
Cash carrying costs at the Altar project in Argentina totaled approximately $1.2 million in the second quarter of 2016, consisting of administrative costs of $0.3 million and exploration expense of approximately $0.9 million. For the second quarter of 2015, cash carrying costs totaled $0.6 million, consisting of $0.1 million administrative costs and approximately $0.5 million of exploration expense.

CAPITAL EXPENDITURES
The Company incurred cash capital expenditures of $19.6 million during the second quarter of 2016 compared to cash capital expenditures of $30.3 million in the second quarter of 2015.

Capital Expenditures	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Sustaining capital:
Stillwater Mine	$9,961	$16,540	$18,927	$31,582
East Boulder Mine	3,208	3,726	7,286	7,995
Processing and Other	62	314	480	1,257
Total sustaining capital	$13,231	$20,580	$26,693	$40,834
Project capital:
Blitz	$12,039	$5,352	$19,843	$10,593
Hertzler Tailings Expansion	97	2,888	97	3,618
Other	—	3,983	—	6,133
Total project capital	$12,136	$12,223	$19,940	$20,344
Total U.S. capital expenditures	$25,367	$32,803	$46,633	$61,178
Foreign capital expenditures	—	46	—	46
Non-cash capitalized interest / depreciation	(2,753)	(2,230)	(5,321)	(4,397)
Change in accounts payable for capital expenditures	(3,030)	(303)	(2,886)	1,391
Cash capital spend for the period	$19,584	$30,316	$38,426	$58,218
SUPPLY AND DEMAND COMMENTARY FOR PGM MARKETS
The following discussion reflects management’s assessment of the recent state of the PGM markets, based on discussions with industry analysts and the Company’s own observations of market dynamics. There can be no assurance that the Company’s conclusions reflect a complete or accurate picture of supply and demand trends or other market considerations. However, management’s view of market conditions and the outlook for PGM supply and demand may influence its decisions on mining activities, future acquisitions, expansions or divestitures, capital investment, financing, hiring and various other factors.
The primary suppliers of PGMs worldwide are limited to a few large producers in South Africa and Zimbabwe, significant PGM by-product output from Norilsk Nickel in Russia, plus output from the Company’s operations in Montana and a few (mostly by-product producers) in Canada.
Johnson Matthey (JM) estimated that 79% of palladium demand and 40% of platinum demand will come from the automotive catalyst market in 2016 (net of investment supply and demand), a percentage that has steadily grown over recent years for both metals. During the first half of 2016, the automotive market was strong across all major regions.
Both the U.S. and European car markets remained strong during the first half of 2016. U.S. auto sales through June 2016 were up 1.5% to 8.65 million units from the same period in 2015 according to Autodata Corp. Automobile sales in Europe through June 2016 were also up 9.1% to 8.09 million units from the same period in 2015 according to the European Automobile Manufacturers Association.
Total vehicle sales in China rose by 8.1% to 12.8 million units in the first half of 2016 compared with the same period in 2015, according to the China Association of Automobile Manufacturers. Vehicle sales were boosted by strong demand for sport utility vehicles and continued stimulus measures.
During the first half of 2016, the price for platinum reversed its previous downward trend, finishing the quarter at $999 per ounce. In prior years, South African producers increased supply into the market by destocking their inventories. In 2016, JM forecasts that the impact to supply will decline as the South African producers have less ability to continue to destock inventories. The South African rand depreciation in 2015 protected producers from the full brunt of last year’s decline in U.S. dollar denominated PGM prices. Through June 2016, the rand has strengthened removing a portion of the protection created from the previous year.

The price of palladium increased 3.5% over the second quarter of 2016 to close at $589 on June 30, 2016. After hitting a low of $470 per ounce in January 2016, the price of palladium recovered 25.3% at the end of June 2016. The overall market fundamentals for palladium continue to be strong. The use of palladium in the automotive, industrial and jewelry industries is expected to rise from 8.6 million ounces in 2010 to 10.1 million ounces in 2016 according to JM. Since 2012, this has significantly outpaced the level of supply from producers and recycles sources.
PALLADIUM and PLATINUM MARKET PRICE HISTORY
Annual world-wide palladium and platinum supply is driven by a combination of current mine production, recycling and draw-down of existing palladium and platinum inventories held by governments and financial investors. The prices of these metals are volatile and are affected by numerous factors including, but not limited to, the sale or purchase of the metals by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies (particularly the South African rand and Russian ruble), changes in global and regional demand and political and economic conditions throughout the world. The price of palladium is thought to be more closely tied to industrial demand and the rate of underlying world economic growth, particularly in automotive production.
STRATEGIC CONSIDERATIONS
The following discussion of corporate strategic efforts is intended to update matters discussed in previous filings. For a discussion of the Company's strategic decisions regarding exploration and development and capital expenditures, see the previous sections of this Item 2 entitled Exploration and Development and Capital Expenditures.
The Company's safety performance is of paramount importance to every employee of the Company and is the Company's primary consideration in all aspects of its operations. The Company normally assesses its safety performance using two broad sets of measures - incidence rates and regulatory compliance. Incidence rates in the U.S. usually are measured as the number of medically reportable events per 200,000 man hours. Regulatory compliance is measured in terms of the number and severity of citations issued to the Company and its contractors on site by Mine Safety and Health Administration (MSHA) inspectors.
The Company’s overall incidence rate per 200,000 man hours in its Montana operations for the first six months of 2016 was 2.36. This represents a 32.8% improvement in the incidence rate compared to the same period in 2015. For further detail, see Exhibit 95 - Mine Safety Disclosures, which is included as an exhibit to this filing.
The Company continues to focus on environmental excellence and works closely with governmental agencies and the local communities to ensure its compliance with environmental regulations and address its neighbors' environmental concerns. Based on the success of the installed underdrain system at the East Boulder Mine, the Company has commenced work on the installation of an underdrain system within the waste rock storage area at the Stillwater Mine. The purpose of this underdrain system is to capture and treat meteorological water that is currently infiltrating through the embankment and increasing the nitrate levels observed in the adjacent groundwater. The elevated groundwater nitrate levels are the result of explosives residue containing nitrogen, within the waste rock from the mines, which is being solubilized and mobilized via the meteorological water. As part of the effort to reduce the groundwater nitrate levels and due to lower solubility levels, the Company switched its blasting agent from ammonium nitrate-fuel oil (ANFO) to stick powder, at substantial additional consumable costs, when the conditions were initially observed. Following installation of this underdrain system, it is anticipated that the Stillwater Mine will switch back to ANFO as its primary blasting agent later this year, at a substantial consumable cost savings. Based on previous experience from the East Boulder mining operations, the Company believes, there is potential for further improvements in productivity based on the use of ANFO explosives.
During the second quarter of 2016, the Company completed, along with the regulatory agencies, a joint review of the reclamation and closure bond for the Stillwater Mine. As a result of this review, the closure bond for the Stillwater Mine increased from $19.5 million to $22.0 million. The updated bond amount accounts for further operational development through the year 2020.
Cost containment remains a key focus throughout the Company's operations. Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to AISC, a non-GAAP financial measure, of overall cost efficiency of the Company's Montana operations. (See the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC). For the three months ended June 30, 2016, the Company's AISC averaged $594 per PGM mined ounce, a 3.1% decrease from the first quarter of 2016, and 24.3% lower than the AISC of $785 per PGM mined ounce achieved in the second quarter of 2015.
The Company's total workforce at June 30, 2016, was comprised of 1,426 employees, including 1,417 employees in Montana and Colorado; and nine employees in the Canada and South America. This compares to 1,600 employees at June 30, 2015, of which 1,591 were located in Montana and Colorado; and nine were in Canada and South America.
The Company seeks to maintain significant balance-sheet liquidity in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. When combining highly-liquid investments with cash and cash equivalents, the Company's liquidity at June 30, 2016 and December 31, 2015 totaled $442.2 million and $463.8 million, respectively. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Total principal outstanding (before discounts and deferred debt issuance costs) under the Company's long-term convertible debt obligations at June 30, 2016 and December 31, 2015 totaled $335.7 million.
The Company continues to evaluate options to maximize stockholder value and the long-term health of its business, particularly in light of volatility in commodity prices. The Company regularly considers the deployment of cash for acquisitions, internal growth projects, dividends, buyback of outstanding convertible debentures and share repurchases.
The Company currently has available excess capacity in its mine concentrators and in its Columbus processing facilities. The Company has been exploring various opportunities to increase throughput at its processing facilities, primarily through growing its recycling business segment and potentially through other processing arrangements with third parties. The auto catalyst recycling business is very competitive and, following the significant increase in volumes fed in 2015, attaining further significant growth while maintaining margins may prove to be challenging.

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 2016 and 2015
The Company’s total revenues decreased by 10.6% to $165.7 million in the second quarter of 2016 compared to $185.4 million for the second quarter of 2015. The following analysis provides comparative detail for key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2016	2015	(Decrease)	Change
Revenues	$165,683	$185,384	$(19,701)	(10.6)%
Ounces Sold:
Mine Production:
Palladium (oz.)	116.9	103.1	13.8	13.4%
Platinum (oz.)	34.0	29.9	4.1	13.7%
Total	150.9	133.0	17.9	13.5%
PGM Recycling: (1)
Palladium (oz.)	54.3	39.8	14.5	36.4%
Platinum (oz.)	25.5	23.2	2.3	9.9%
Rhodium (oz.)	5.5	5.1	0.4	7.8%
Total	85.3	68.1	17.2	25.3%
By-products from Mine Production: (2)
Rhodium (oz.)	1.1	1.0	0.1	10.0%
Gold (oz.)	2.8	2.9	(0.1)	(3.4)%
Silver (oz.)	1.6	1.9	(0.3)	(15.8)%
Copper (lb.)	311.0	262.9	48.1	18.3%
Nickel (lb.)	406.7	390.7	16.0	4.1%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$566	$760	$(194)	(25.5)%
Platinum ($/oz.)	$1,005	$1,128	$(123)	(10.9)%
Combined ($/oz.) (4)	$665	$842	$(177)	(21.0)%
PGM Recycling: (1)
Palladium ($/oz.)	$543	$787	$(244)	(31.0)%
Platinum ($/oz.)	$931	$1,194	$(263)	(22.0)%
Rhodium ($/oz.)	$658	$1,156	$(498)	(43.1)%
Combined ($/oz.) (4)	$666	$954	$(288)	(30.2)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$676	$1,053	$(377)	(35.8)%
Gold ($/oz.)	$1,264	$1,186	$78	6.6%
Silver ($/oz.)	$17	$16	$1	6.3%
Copper ($/lb.)	$1.93	$2.57	$(0.64)	(24.9)%
Nickel ($/lb.)	$3.08	$4.53	$(1.45)	(32.0)%
Average market price per ounce (3)
Palladium ($/oz.)	$568	$758	$(190)	(25.1)%
Platinum ($/oz.)	$1,003	$1,125	$(122)	(10.8)%
Combined ($/oz.) (4)	$666	$841	$(175)	(20.8)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

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
Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $106.4 million and $119.0 million during the second quarters of 2016 and 2015, respectively. The higher volumes of mined ounces sold in the second quarter of 2016 as compared to the second quarter of 2015 were not sufficient to offset the significant reduction in average combined realized price per mined ounce in the second quarter of 2016, as compared to the second quarter of 2015.
The costs of metals sold from Mine Production totaled $75.6 million for the second quarter of 2016, compared to $80.6 million for the second quarter of 2015, a decrease of 6.2%. The decrease in costs is the result of higher production rates at the East Boulder Mine, labor reductions at the Stillwater Mine and a number of cost improvement initiatives at both mines.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 169,900 ounces in the second quarter of 2016 from 151,600 ounces in the second quarter of 2015, an increase of 12.1%. Total sales revenues from PGM Recycling of $59.2 million in the second quarter of 2016 were down 10.7% from the $66.3 million reported for the second quarter of 2015. Tolling revenues in the second quarter of 2016 rose to $1.8 million on 70,700 tolled ounces of palladium, platinum and rhodium processed and returned to customers, compared to $1.0 million on 37,400 ounces processed and returned to customers in the second quarter of 2015. However, revenues from sales of purchased recycling materials declined 13.0% in the second quarter of 2016 to $56.9 million on 85,300 ounces of palladium, platinum and rhodium sold, from $65.4 million on 68,100 ounces sold in the second quarter of 2015. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium decreased to $666 per ounce in the second quarter of 2016, compared to $954 per ounce realized in the second quarter of 2015.
The costs of metals sold from PGM Recycling totaled $56.5 million in the second quarter of 2016, compared to $64.4 million in the second quarter of 2015, a decrease of 12.3%. This decrease was mainly due to the decrease in the total cost of acquiring recycling material for processing as well as lower volumes of purchased recycled material.
The mining operations PGM ounce production for the second quarters of 2016 and 2015 is shown in the following table:

	Three Months Ended
	June 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2016	19,500	63,600	83,100
2015	17,600	59,200	76,800
Percentage change	10.8%	7.4%	8.2%
East Boulder Mine
2016	12,100	41,900	54,000
2015	11,100	39,100	50,200
Percentage change	9.0%	7.2%	7.6%
Totals
2016	31,600	105,500	137,100
2015	28,700	98,300	127,000
Percentage change	10.1%	7.3%	8.0%
The Company's corporate general and administrative costs for the second quarters of 2016 and 2015 were $8.3 million and $10.4 million, respectively.
Total interest income for the second quarters of 2016 and 2015 was $1.0 million and $0.7 million, respectively. Interest expense in the second quarters of 2016 and 2015 was $4.1 million and $5.3 million, respectively, net of capitalized interest of $2.0 million and $1.4 million, respectively.

Comparison of Six Month Periods Ended June 30, 2016 and 2015
The Company’s total revenues decreased by 22.4% to $299.3 million in the first six months of 2016 compared to $385.9 million in the first six months of 2015. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Six Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2016	2015	(Decrease)	Change
Revenues	$299,321	$385,904	$(86,583)	(22.4)%
Ounces Sold:
Mine Production:
Palladium (oz.)	221.5	210.4	11.1	5.3%
Platinum (oz.)	61.3	59.2	2.1	3.5%
Total	282.8	269.6	13.2	4.9%
PGM Recycling: (1)
Palladium (oz.)	91.2	83.7	7.5	9.0%
Platinum (oz.)	46.9	48.5	(1.6)	(3.3)%
Rhodium (oz.)	10.5	10.5	0.0	—
Total	148.6	142.7	5.9	4.1%
By-products from Mine Production: (2)
Rhodium (oz.)	1.6	1.9	(0.3)	(15.8)%
Gold (oz.)	5.5	5.4	0.1	1.9%
Silver (oz.)	3.0	3.3	(0.3)	(9.1)%
Copper (lb.)	568.0	523.1	44.9	8.6%
Nickel (lb.)	797.1	788.5	8.6	1.1%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$549	$772	$(223)	(28.9)%
Platinum ($/oz.)	$967	$1,159	$(192)	(16.6)%
Combined ($/oz.) (4)	$640	$857	$(217)	(25.3)%
PGM Recycling: (1)
Palladium ($/oz.)	$556	$792	$(236)	(29.8)%
Platinum ($/oz.)	$922	$1,223	$(301)	(24.6)%
Rhodium ($/oz.)	$687	$1,189	$(502)	(42.2)%
Combined ($/oz.) (4)	$681	$968	$(287)	(29.6)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$680	$1,107	$(427)	(38.6)%
Gold ($/oz.)	$1,229	$1,203	$26	2.2%
Silver ($/oz.)	$16	$17	$(1)	(5.9)%
Copper ($/lb.)	$1.92	$2.52	$(0.60)	(23.8)%
Nickel ($/lb.)	$2.92	$4.75	$(1.83)	(38.5)%
Average market price per ounce (3)
Palladium ($/oz.)	$546	$772	$(226)	(29.3)%
Platinum ($/oz.)	$960	$1,159	$(199)	(17.2)%
Combined ($/oz.) (4)	$636	$857	$(221)	(25.8)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

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

For the first six months of 2016, net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $192.2 million, a decrease of 21.5% compared to $244.7 million in the first six months of 2015. The higher volumes of mined ounces sold in the first six months of 2016 was not enough to offset the significantly lower realized PGM prices in the first six months of 2016 as compared to the first six months of 2015.
The cost of metals sold from Mine Production totaled $143.0 million in the first six months of 2016, compared to $160.7 million in the first six months of 2015, a decrease of 11.0%. The decrease in costs is the result of higher production rates at the East Boulder Mine, labor reductions at the Stillwater Mine and a number of cost improvement initiatives at both mines. Royalties and severance taxes were also lower as a result of the significantly lower metals prices.
Revenues from PGM Recycling reflected a decrease of 24.2% during the first six months of 2016, to $106.9 million from $141.0 million in the first six months of 2015. Recycling ounces sold during the first six months of 2016 totaled 148,700 ounces, an increase of 4.2% compared to the 142,700 ounces sold in the first six months of 2015. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $681 per ounce in the first six months of 2016 from $968 per ounce in the first six months of 2015. The decrease in recycling earnings during the first six months of 2016 is attributable to several factors, including a weak market due to lower commodity prices and offset by the draw-down of inventories contributing to the increase in ounces sold.
Overall, recycling costs of metals sold decreased by 25.2% to $102.5 million in the first six months of 2016 from $137.1 million in the first six months of 2015, mostly as the result of lower PGM prices.
During the first six months of 2016, the Company’s mining operations produced 274,400 ounces of PGMs, compared to 260,300 ounces in 2015 as shown in the following table:

	Six Months Ended
	June 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2016	38,400	125,600	164,000
2015	36,800	123,700	160,500
Percentage change	4.3%	1.5%	2.2%
East Boulder Mine
2016	24,500	85,900	110,400
2015	22,000	77,800	99,800
Percentage change	11.4%	10.4%	10.6%
Totals
2016	62,900	211,500	274,400
2015	58,800	201,500	260,300
Percentage change	7.0%	5.0%	5.4%
General and administrative costs decreased to $16.6 million in the first six months of 2016, from $18.7 million in the first six months of 2015, a decrease of approximately 11.2%. The Company recognized $4.4 million in exploration expenses primarily related to its mineral properties in Canada and South America in the first six months of 2016, compared to $1.8 million in the first six months of 2015.
During the first six months of 2016, the Company recorded a net foreign currency transaction gain of $1.2 million, compared to a net gain of $0.1 million in the first six months of 2015. Essentially all of these net gains related to the re-measurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. During 2016, the rate of Argentine peso inflation has declined significantly, reducing the Company's currency gains. The gain in 2015 was a result of the strength of the U.S. dollar relative to a rapidly depreciating Argentine peso. The gains reflect the impact of a high inflation rate in Argentina as the deferred tax obligation is remeasured from Argentine pesos into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $16.9 million and $59.6 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from its mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The reported net cash provided by operating activities for the first six months of 2016 reflected primarily lower realized PGM prices from mining activity along with higher recycling working capital balances, which was partially offset by higher recycling earnings and lower cash costs.
Changes in the cash costs and revenues per ounce of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at June 30, 2016, a 10% reduction in annual PGM mined production would reduce annual cash flow from operations by an estimated $20.6 million.
Net cash used in investing activities for the six months ended June 30, 2016, was approximately $33.4 million, comprised of $4.0 million of net proceeds from maturities and sales of short-term investments offset by $38.4 million of cash capital expenditures and approximately $1.0 million in proceeds from the sale of long-term investments and the disposal of property, plant and equipment. For the six months ended June 30, 2015, net cash used in investing activities was $116.0 million, comprised of $58.2 million of cash capital expenditures and approximately $57.8 million of net purchases of short-term investments.
Net cash used in financing activities in the six months ended June 30, 2016 was $0.7 million, comprised of principal payments on capital leases. For the six months ended June 30, 2015, the net cash associated with financing activities was $1.0 million, comprised of principal payments on the capital leases.
At June 30, 2016, the Company’s cash and cash equivalents balance was $130.1 million, compared to $147.3 million at December 31, 2015. When combining highly liquid investments with available cash and cash equivalents, the Company’s balance sheet liquidity was $442.2 million at June 30, 2016 compared to $463.8 million at December 31, 2015. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital (including cash and cash equivalents and highly liquid investments) was $519.2 million at June 30, 2016 compared to $523.0 million at December 31, 2015.
Outstanding balance sheet debt (current and long-term) reported at June 30, 2016, was approximately $264.3 million, up from the $255.8 million at December 31, 2015. The Company’s total principal debt includes approximately $263.8 million of 1.75% convertible debentures and $0.5 million of 1.875% convertible debentures. The $263.8 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes, first redeemable in 2019, valued against a borrowing rate of 8.5%, as the gross principal amount originally borrowed was $396.75 million. The total gross principal outstanding (before discounts and debt issuance costs) under the Company's long-term convertible debt obligations was $335.7 million at June 30, 2016.
The Company expects to make cash payments of $2.9 million for interest during the remaining six months of 2016 related to its outstanding debt obligations. The Company made cash payments for interest of $2.9 million for the six months ended June 30, 2016, as compared to $3.6 million for the same period of 2015.
CONTRACTUAL OBLIGATIONS
The Company's contractual obligations at December 31, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Contractual Obligations" of the Company's Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2016. In the first six months of 2016, there were no material changes in the Company's contractual obligations outside the ordinary course of business.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “hopes,” “estimates,” “forecasts,” “predicts,” “projects,” “future,” “opportunity,” “likely,” “should,” “will,” “will continue,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of the Company's operations; strengthening the Company's financial and operating performance; managing the business through volatile metal prices; cash costs per PGM mined ounce, AISC, general and administrative expenses, exploration expense and capital expenditures; potential liabilities and the usefulness of non-GAAP financial measures. The forward-looking statements in this Quarterly Report on Form 10-Q are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2016 and is available on the Company’s website at www.stillwatermining.com.
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
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s on Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2016	2015	2016	2015
OPERATING AND COST DATA FOR PGM MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	105.5	98.3	211.5	201.5
Platinum	31.6	28.7	62.9	58.8
Total	137.1	127.0	274.4	260.3
Tons milled	328.0	299.4	641.1	607.2
Mill head grade (ounce per ton)	0.45	0.45	0.46	0.45
Sub-grade tons milled (1)	22.7	27.0	42.7	55.0
Sub-grade tons mill head grade (ounce per ton)	0.14	0.16	0.16	0.16
Total tons milled (1)	350.7	326.4	683.8	662.2
Combined mill head grade (ounce per ton)	0.43	0.42	0.44	0.43
Total mill recovery (%)	92	92	92	92
Total mine concentrate shipped (tons) (3)	8,190	7,566	16,062	16,021
Platinum grade in concentrate (ounce per ton) (3)	4.19	4.02	4.20	3.87
Palladium grade in concentrate (ounce per ton) (3)	13.39	13.43	13.60	12.98
Costs of metals sold per PGM mined ounce	$501	$606	$506	$596
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$420	$530	$433	$533
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$164	$206	$174	$210
Stillwater Mine:
Ounces produced
Palladium	63.6	59.2	125.6	123.7
Platinum	19.5	17.6	38.4	36.8
Total	83.1	76.8	164.0	160.5
Tons milled	180.1	167.7	341.9	339.9
Mill head grade (ounce per ton)	0.49	0.48	0.51	0.49
Sub-grade tons milled (1)	8.4	17.4	16.8	35.0
Sub-grade tons mill head grade (ounce per ton)	0.21	0.20	0.24	0.19
Total tons milled (1)	188.5	185.1	358.7	374.9
Combined mill head grade (ounce per ton)	0.47	0.45	0.49	0.47
Total mill recovery (%)	93	92	93	93
Total mine concentrate shipped (tons) (3)	4,397	4,054	8,452	8,704
Platinum grade in concentrate (ounce per ton) (3)	5.04	4.74	5.05	4.58
Palladium grade in concentrate (ounce per ton) (3)	15.34	15.34	15.60	14.88
Costs of metals sold per PGM mined ounce	$478	$590	$483	$578
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$405	$547	$425	$539
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$178	$227	$194	$230

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except where noted)	2016	2015	2016	2015
OPERATING AND COST DATA FOR PGM MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	41.9	39.1	85.9	77.8
Platinum	12.1	11.1	24.5	22.0
Total	54.0	50.2	110.4	99.8
Tons milled	147.9	131.7	299.2	267.3
Mill head grade (ounce per ton)	0.40	0.41	0.40	0.41
Sub-grade tons milled (1)	14.3	9.6	25.9	20.0
Sub-grade tons mill head grade (ounce per ton)	0.10	0.09	0.10	0.10
Total tons milled (1)	162.2	141.3	325.1	287.3
Combined mill head grade (ounce per ton)	0.37	0.39	0.38	0.38
Total mill recovery (%)	90	91	91	91
Total mine concentrate shipped (tons) (3)	3,793	3,512	7,610	7,317
Platinum grade in concentrate (ounce per ton) (3)	3.21	3.18	3.25	3.03
Palladium grade in concentrate (ounce per ton) (3)	11.14	11.21	11.37	10.72
Costs of metals sold per PGM mined ounce	$538	$634	$542	$629
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$444	$504	$445	$525
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$148	$179	$151	$183

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

(2)
Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total cash costs per PGM mined ounce, net of credits, is a non-GAAP financial measure that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures” and the accompanying discussion for additional detail.

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for average prices)	2016	2015	2016	2015
SALES AND PRICE DATA
Ounces sold
PGM Mine Production:
Palladium (oz.)	116.9	103.1	221.5	210.4
Platinum (oz.)	34.0	29.9	61.3	59.2
Total	150.9	133.0	282.8	269.6
PGM Recycling: (1)
Palladium (oz.)	54.3	39.8	91.2	83.7
Platinum (oz.)	25.5	23.2	46.9	48.5
Rhodium (oz.)	5.5	5.1	10.5	10.5
Total	85.3	68.1	148.6	142.7
By-products from Mine Production: (2)
Rhodium (oz.)	1.1	1.0	1.6	1.9
Gold (oz.)	2.8	2.9	5.5	5.4
Silver (oz.)	1.6	1.9	3.0	3.3
Copper (lb.)	311.0	262.9	568.0	523.1
Nickel (lb.)	406.7	390.7	797.1	788.5
Average realized price per ounce (3)
PGM Mine Production:
Palladium ($/oz.)	$566	$760	$549	$772
Platinum ($/oz.)	$1,005	$1,128	$967	$1,159
Combined ($/oz) (4)	$665	$842	$640	$857
PGM Recycling: (1)
Palladium ($/oz.)	$543	$787	$556	$792
Platinum ($/oz.)	$931	$1,194	$922	$1,223
Rhodium ($/oz)	$658	$1,156	$687	$1,189
Combined ($/oz) (4)	$666	$954	$681	$968
By-products from Mine Production: (2)
Rhodium ($/oz.)	$676	$1,053	$680	$1,107
Gold ($/oz.)	$1,264	$1,186	$1,229	$1,203
Silver ($/oz.)	$17	$16	$16	$17
Copper ($/lb.)	$1.93	$2.57	$1.92	$2.52
Nickel ($/lb.)	$3.08	$4.53	$2.92	$4.75
Average market price per ounce (3)
Palladium ($/oz.)	$568	$758	$546	$772
Platinum ($/oz.)	$1,003	$1,125	$960	$1,159
Combined ($/oz) (4)	$666	$841	$636	$857

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

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
Total Cash Costs (Non-GAAP): This non-GAAP financial measure is calculated as total costs of revenues adjusted to exclude costs of metals sold from PGM Recycling, depletion and depreciation and amortization for Mine Production and PGM Recycling (including in inventory), asset retirement costs, and timing differences resulting from changes in product inventories to arrive at Total Cash Costs before by-product and recycling credits. From this calculation, the Company deducts by-product and recycling income credits to arrive at Total Cash Costs, net of by-product and recycling credits. Total Cash Costs is a measure of extraction efficiency. The Company uses this measure as a comparative indication of the cash costs related to production and processing in its mining operations in any period.
When divided by the total tons milled in the respective period, Total Cash Costs per Ore Ton Milled (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Costs per Ore Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Costs per PGM Mined Ounce (Non-GAAP), measured for each mine or combined, provides an indication of the level of cash costs incurred per PGM mined ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product mined in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per PGM mined ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Costs per PGM Mined Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
Consolidated:

Costs of metals sold - Mine Production	$75,589	$80,631	$143,032	$160,672
Change in mined inventories (palladium and platinum)	(8,899)	(4,397)	(8,220)	(4,005)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$66,690	$76,234	$134,812	$156,667
By-product revenue credit	(6,147)	(6,914)	(11,262)	(13,659)
PGM Recycling income credit	(2,957)	(2,036)	(4,734)	(4,163)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$57,586	$67,284	$118,816	$138,845

PGM mined ounces sold	150.9	133.0	282.8	269.6
Costs of metals sold per PGM mined ounce	$501	$606	$506	$596

PGM mined ounces produced	137.1	127.0	274.4	260.3

Total combined cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$487	$600	$491	$601
By-product credit per mined ounce	(45)	(54)	(41)	(52)
Recycling income credit per mined ounce	(22)	(16)	(17)	(16)
Total combined cash costs PGM per mined ounce, net of by-product and recycling credits (Non-GAAP)	$420	$530	$433	$533

Ore tons milled	350.8	326.4	683.8	662.3

Total combined cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$190	$233	$197	$237
By-product credit per ore ton milled	(18)	(21)	(16)	(21)
Recycling income credit per ore ton milled	(8)	(6)	(7)	(6)
Total combined cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$164	$206	$174	$210

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
Stillwater Mine:

Costs of metals sold - Mine Production	$44,474	$49,502	$84,059	$99,763
Change in mined inventories (palladium and platinum)	(5,768)	(2,571)	(5,666)	(3,298)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$38,706	$46,931	$78,393	$96,465
By-product revenue credit	(3,314)	(3,727)	(5,888)	(7,532)
PGM Recycling income credit	(1,784)	(1,205)	(2,818)	(2,540)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$33,608	$41,999	$69,687	$86,393

PGM mined ounces sold	93.1	83.9	173.1	172.7
Costs of metals sold per PGM mined ounce	$478	$590	$483	$578

PGM mined ounces produced	83.1	76.8	164.0	160.5

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$466	$612	$478	$602
By-product credit per mined ounce	(40)	(49)	(36)	(47)
Recycling income credit per mined ounce	(21)	(16)	(17)	(16)
Total cash costs per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$405	$547	$425	$539

Ore tons milled	188.5	185.1	358.7	374.9

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$205	$254	$218	$257
By-product credit per ore ton milled	(18)	(20)	(16)	(20)
Recycling income credit per ore ton milled	(9)	(7)	(8)	(7)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$178	$227	$194	$230

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
East Boulder Mine:

Costs of metals sold - Mine Production	$31,115	$31,129	$58,973	$60,909
Change in mined inventories (palladium and platinum)	(3,131)	(1,826)	(2,554)	(707)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$27,984	$29,303	$56,419	$60,202
By-product revenue credit	(2,833)	(3,187)	(5,374)	(6,127)
PGM Recycling income credit	(1,173)	(831)	(1,916)	(1,623)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$23,978	$25,285	$49,129	$52,452

PGM mined ounces sold	57.8	49.1	108.9	96.9
Costs of metals sold per PGM mined ounce	$538	$634	$542	$629

PGM mined ounces produced	54.0	50.2	110.4	99.8

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$518	$584	$511	$602
By-product credit per mined ounce	(52)	(63)	(49)	(61)
Recycling income credit per mined ounce	(22)	(17)	(17)	(16)
Total cash cost, per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$444	$504	$445	$525

Ore tons milled	162.2	141.4	325.1	287.3

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$172	$208	$174	$210
By-product credit per ore ton milled	(17)	(23)	(17)	(21)
Recycling income credit per ore ton milled	(7)	(6)	(6)	(6)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$148	$179	$151	$183

Stillwater Mining Company
All-In Sustaining Costs
(Non-GAAP Financial Measure)
(Unaudited)
All-In Sustaining Costs (Non-GAAP): This non-GAAP financial measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with total combined cash costs, net of credits (another non-GAAP financial measure, described above), and adding to it the recycling income credit, domestic corporate general and administrative costs (excluding any depreciation and general and administrative costs of foreign subsidiaries) and that portion of total capital expenditures associated with sustaining the current level of mining operations. Capital expenditures, however, for Blitz, Graham Creek (prior to 2015) and certain other one-time projects are not included in the calculation.
When divided by the total recoverable PGM mined ounces produced in the respective period, All-In Sustaining Costs per PGM Mined Ounce (Non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash costs per PGM mined ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of mined ore produced.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except $/oz.)	2016	2015	2016	2015
All-In Sustaining Costs
Costs of metals sold - Mine Production	$75,589	$80,631	$143,032	$160,672
Change in mined inventories (palladium and platinum)	(8,899)	(4,397)	(8,220)	(4,005)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$66,690	$76,234	$134,812	$156,667
By-product revenue credit	(6,147)	(6,914)	(11,262)	(13,659)
PGM Recycling income credit	(2,957)	(2,036)	(4,734)	(4,163)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$57,586	$67,284	$118,816	$138,845
PGM Recycling income credit	2,957	2,036	4,734	4,163
	$60,543	$69,320	$123,550	$143,008

Consolidated corporate general and administrative costs	$8,311	$10,396	$16,608	$18,741
Corporate depreciation included in consolidated corporate general and administrative costs	(99)	(120)	(210)	(252)
General and administrative costs - foreign subsidiaries	(578)	(452)	(1,022)	(869)
Total general and administrative costs	$7,634	$9,824	$15,376	$17,620

Total capitalized costs	$25,367	$32,803	$46,633	$61,178
Capital associated with expansion	(12,136)	(12,223)	(19,940)	(20,344)
Total Capital incurred to sustain existing operations	$13,231	$20,580	$26,693	$40,834

All-In Sustaining Costs (Non-GAAP)	$81,408	$99,724	$165,619	$201,462

PGM mined ounces sold	150.9	133.0	282.8	269.6
PGM mined ounces produced	137.1	127.0	274.4	260.3

Costs of metals sold per PGM mined ounce	$501	$606	$506	$596
All-In Sustaining Costs per PGM Mined Ounce (Non-GAAP)	$594	$785	$604	$774
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures section.

Stillwater Mining Company
Underlying Earnings (Loss)
(Non-GAAP Financial Measure)
(Unaudited)
Underlying Earnings (Loss) (Non-GAAP): This non-GAAP financial measure is considered by the Company to be reflective of the actual income / loss position. This non-GAAP financial measure provides to investors and analysts the ability to understand the results of the continuing operations of the Company relating to the production, processing and sale of PGMs, by excluding certain items that have a disproportionate impact on the results for the reported periods. The measure is calculated beginning with Net income (loss) attributable to common stockholders and adding back impairment charges, one-time event charges and charges infrequent to the Company's continuing operations and the income tax effect of such adjustment. Net loss attributable to noncontrolling interest has been adjusted for the noncontrolling interest's ownership percentage of any applicable impairment charges to which the noncontrolling interest has an ownership. The Company's determination of the components of Underlying earnings (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts.
Net income (loss) attributable to common stockholders is reconciled to Adjusted net income (loss) attributable to common stockholders and Underlying earnings (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$784	$(27,476)	$(9,146)	$(4,474)
Impairment of property, plant and equipment and non-producing mineral properties	—	(46,772)	—	(46,772)
Income tax effect of adjustment	—	997	—	997
Adjusted net income (loss) attributable to common stockholders	$784	$18,299	$(9,146)	$41,301
Impairment loss attributable to noncontrolling interest	—	(11,444)	—	(11,444)
Underlying earnings (loss)	$784	$6,855	$(9,146)	$29,857

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
INTEREST RATE RISK
At June 30, 2016, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates.
The Company’s convertible debentures do not contain financial covenants. The Company projects that the total cash cost to service its debt in 2016, including payments of principal and interest, will be approximately $6.4 million. The Company believes it has adequate liquidity available to meet its outstanding debt service obligations.
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
For the second quarter of 2016, the Company experienced a minimal effect due to foreign currency fluctuations as compared to a foreign currency transaction gain of $0.7 million in the second quarter of 2015, mostly attributable to the stabilizing of the Argentine peso.

ITEM 4
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, the Company’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company also designed disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Internal Control Over Financial Reporting.
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at June 30, 2016, management determined that during the second quarter of 2016 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A
RISK FACTORS
The Company filed its Form 10-K, with the Securities and Exchange Commission on February 22, 2016, which sets forth certain risk factors associated with the Company in Item 1A, Risk Factors therein.
There have been no material changes to the risk factors as previously disclosed in the Company's Form 10-K.

ITEM 4
MINE SAFETY DISCLOSURES
Valuing the people in the Company's workforce means being committed to their safety and well-being at all times. The Company's goal is that “Everyone Goes Home Safe Every Day”. The Company's Safety & Health Management System, G.E.T. Safe, promotes a safety culture based on safety leadership and teamwork to improve safety performance. The Company's G.E.T. Safe Management System is very comprehensive. Included in the system are incidence tracking and analysis, near miss reporting, hazard recognition, workplace inspections, pre-operational equipment inspections, team safety meetings, annual refresher training, task training, standard operating procedures training, safety sweeps, audits, stand-downs and employee engagement activities focused on working safely. The Company works closely with Mine Safety and Health Administration (MSHA) inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that working safely every day is paramount to the overall success of the Company.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's Form 10-K. In the second quarter of 2016, the Company received a total of six violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 - Mine Safety Disclosures" of this Quarterly Report on Form 10-Q for more information.
ITEM 6
EXHIBITS
See attached exhibit index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	July 29, 2016
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	July 29, 2016
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

3.1
Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 29, 2004).

3.3
Amendment No. 1 to Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2013).

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