Form 10-Q
period 2016-09-30
STILLWATER MINING CO /DE/
filed 2016-10-28
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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
At October 27, 2016, the Company had 121,078,842 outstanding shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
REVENUES
Mine Production	$106,926	$86,359	$299,123	$331,065
PGM Recycling	89,591	81,982	196,515	222,980
Other	100	100	300	300
Total revenues	196,617	168,441	495,938	554,345
COSTS AND EXPENSES
Costs of metals sold
Mine Production	65,580	69,004	208,612	229,676
PGM Recycling	86,178	78,928	188,712	216,074
Total costs of metals sold (excludes depletion, depreciation and amortization)	151,758	147,932	397,324	445,750
Depletion, depreciation and amortization
Mine Production	17,587	15,132	55,173	48,943
PGM Recycling	184	230	569	738
Total depletion, depreciation and amortization	17,771	15,362	55,742	49,681
Total costs of revenues	169,529	163,294	453,066	495,431
Exploration	499	827	4,934	2,667
Reorganization	—	1,658	—	1,658
General and administrative	8,692	8,911	25,300	27,652
Gain on sale of long-term investments	(196)	—	(678)	—
Loss on long-term investments	—	151	—	204
Impairment of non-producing mineral properties	—	—	—	46,772
Loss (gain) on disposal of property, plant and equipment	82	(219)	(72)	(216)
Total costs and expenses	178,606	174,622	482,550	574,168
OPERATING INCOME (LOSS)	18,011	(6,181)	13,388	(19,823)
OTHER INCOME (EXPENSE)
Other	9	17	95	918
Loss on extinguishment of debt, net	—	(4,010)	—	(4,010)
Interest income	1,213	766	2,883	2,192
Interest expense, net of capitalized interest	(3,958)	(5,097)	(12,207)	(15,713)
Foreign currency transaction gain, net	466	12	1,660	149
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	15,741	(14,493)	5,819	(36,287)
Income tax (provision) benefit	(3,142)	2,464	(2,367)	8,127
NET INCOME (LOSS)	$12,599	$(12,029)	$3,452	$(28,160)
Net loss attributable to noncontrolling interest	—	(151)	—	(11,808)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,599	$(11,878)	$3,452	$(16,352)
Other comprehensive income, net of tax
Net unrealized (loss) gain on investments available-for-sale and deferred compensation	(193)	(34)	337	149
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,406	$(11,912)	$3,789	$(16,203)
Comprehensive loss attributable to noncontrolling interest	—	(151)	—	(11,808)
TOTAL COMPREHENSIVE INCOME (LOSS)	$12,406	$(12,063)	$3,789	$(28,011)
Weighted average shares of common stock outstanding
Basic	121,077	120,960	121,069	120,746
Diluted	121,634	120,960	121,438	120,746
Basic income (loss) per share attributable to common stockholders	$0.10	$(0.10)	$0.03	$(0.14)
Diluted income (loss) per share attributable to common stockholders	$0.10	$(0.10)	$0.03	$(0.14)

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$112,967	$147,336
Investments, at fair value (Note 12)	326,445	316,429
Inventories	140,781	102,072
Trade receivables	1,404	800
Prepaid expenses	4,626	2,821
Other current assets	21,240	21,628
Total current assets	607,463	591,086
Mineral properties	112,480	112,480
Mine development, net	480,266	460,751
Property, plant and equipment, net	103,223	109,957
Other noncurrent assets	4,478	4,115
Total assets	$1,307,910	$1,278,389
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$24,202	$18,205
Accrued compensation and benefits	30,431	30,046
Property, production and franchise taxes payable	12,406	13,907
Current portion of long-term debt and capital lease obligations	—	657
Income taxes payable	647	—
Other current liabilities	6,910	5,286
Total current liabilities	74,596	68,101
Long-term debt	269,059	255,099
Deferred income taxes	19,390	22,761
Accrued workers compensation	6,420	6,070
Asset retirement obligation	11,376	11,027
Other noncurrent liabilities	11,351	6,102
Total liabilities	392,192	369,160
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 121,078,216 and 121,049,471 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,211	1,210
Paid-in capital	1,101,982	1,099,283
Accumulated deficit	(187,615)	(191,067)
Accumulated other comprehensive income (loss)	140	(197)
Total stockholders’ equity	915,718	909,229
Total liabilities and equity	$1,307,910	$1,278,389
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,452	$(28,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	55,742	49,681
Gain on sale of long-term investments	(678)	—
Loss on long-term investments	—	204
Loss on extinguishment of debt, net	—	4,010
Impairment of non-producing mineral properties	—	46,772
Amortization / accretion on investment premium / discount	1,772	1,688
Gain on disposal of property, plant and equipment	(72)	(216)
Foreign currency transaction gain, net	(1,660)	(149)
Deferred income taxes	(2,103)	(12,192)
Accretion of asset retirement obligation	637	589
Amortization of deferred debt issuance costs	662	1,665
Accretion of convertible debenture debt discount	13,297	12,985
Share based compensation and other benefits	2,744	9,489
Non-cash capitalized interest	(4,334)	(2,809)
Changes in operating assets and liabilities:
Inventories	(39,067)	2,280
Trade receivables	(604)	554
Prepaid expenses	(1,805)	(1,674)
Accounts payable	3,048	413
Accrued compensation and benefits	385	(62)
Property, production and franchise taxes payable	1,195	170
Income taxes payable	648	—
Accrued workers compensation	350	32
Other operating assets	351	(7,607)
Other operating liabilities	4,196	(1,982)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,156	75,681
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,980)	(83,386)
Proceeds from sale of long-term investments	1,099	—
Proceeds from disposal of property, plant and equipment	162	387
Purchases of investments	(234,269)	(230,392)
Proceeds from maturities and sales of investments	223,095	153,902
NET CASH USED IN INVESTING ACTIVITIES	(71,893)	(159,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(658)	(62,582)
Proceeds from issuance of common stock	26	60
NET CASH USED IN FINANCING ACTIVITIES	(632)	(62,522)
CASH AND CASH EQUIVALENTS
Net decrease	(34,369)	(146,330)
Balance at beginning of period	147,336	280,286
BALANCE AT END OF PERIOD	$112,967	$133,956
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial position of Stillwater Mining Company (the Company) at September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the first nine months of 2016 are not necessarily indicative of the results to be expected for the 2016 year. The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2016 (Form 10-K). All inter-company transactions and balances have been eliminated in consolidation.
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
Developments in Accounting Pronouncements
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
On April 7, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-03, Interest - Imputation, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance. This ASU requires the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Also, it requires retrospective application for all prior periods presented in the financial statements and a disclosure of the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that had not been previously issued. The Company elected early adoption of ASU 2015-03 in the first quarter of 2016 and reclassified Deferred debt issue costs against the related liability for all periods presented. Prior to the adoption of ASU 2015-03, the balance reported at December 31, 2015 for total Long-term debt and capital lease obligations was $258.9 million, and after adoption and reclassification of Deferred debt issue costs of $3.8 million, the total balance reported at December 31, 2015 became $255.1 million.
On July 22, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11, changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and disclosures. The Company does not expect this initiative to have a significant impact on its ongoing financial reporting. The ASU requires prospective adoption and permits early adoption.

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
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Shared-Based Payment Accounting. The ASU will change several aspects within share based payments: (1) accounting for income taxes, (2) classification of excess tax benefits, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid when an employer withholds shares for tax-withholding purposes, (6) practical expedient - expected term, (7) intrinsic value, and (8) eliminating the indefinite deferral. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and disclosures and has not yet quantified the effect of the standard on its ongoing financial reporting. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to customers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Copper and nickel by-products are typically sold at a discount to the quoted market prices. By-product sales (gold, nickel, mined rhodium, copper and silver) are included in revenues from Mine Production. During each of the three months ended September 30, 2016 and 2015, by-product sales totaled $6.1 million and $5.0 million, respectively. For the nine months ended September 30, 2016 and 2015, by-product sales totaled $17.4 million and $18.7 million, respectively.
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
In accordance with the terms of the JM PGM supply agreement, all Company sales of mined PGMs, other than the platinum sales under the Company's sales agreement with Tiffany & Co., were to JM for the nine months ended September 30, 2016 and 2015.
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

TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015 (1)	2016 (1)	2015 (1)
Customer A	65%	70%	71%	75%
Customer B	11%	—	—	—
Customer C	10%	—	—	—
	86%	70%	71%	75%
(1) The "-" symbol represents less than 10% of total revenues.

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
The Company determined there were no material events or circumstances requiring the Company to test long-lived assets for impairment at September 30, 2016. However, during the second quarter of 2015, the Company concluded that there was evidence to suggest that there had been a significant decrease in the fair value of the Marathon mineral properties. Accordingly, the Company performed an analysis that indicated the carrying value of the Marathon mineral properties exceeded its recoverable amount at June 30, 2015. The Company undertook an assessment of the fair value of its Marathon mineral properties, which included the examination of recent comparable transactions. At June 30, 2015, the Company recorded an impairment charge of $46.8 million (before-tax) against the carrying value of the Marathon mineral properties in Canada, reducing its carrying value to an estimated fair value of $8.6 million.
NOTE 4
NONCONTROLLING INTEREST
In the fourth quarter of 2015, the Company purchased the 25% interest held by Mitsubishi Corporation (Mitsubishi) in Stillwater Canada Inc (SCI), the Company's subsidiary, which holds the Marathon PGM-copper assets. The Company paid total cash consideration of $5.2 million which equaled $1.0 million in cash and 25% of the total cash and cash equivalents held by SCI.
Prior to the repurchase, Mitsubishi's 25% interest in SCI's net loss for each period was shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive Income (Loss). The amount of the loss was added back to the Company's reported Net (loss) income in each period in arriving at Net (loss) income attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2015 was $0.2 million and $11.8 million, respectively.

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
All of the Company's fixed forward sales contracts open at September 30, 2016, will settle at various periods through March 2017. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At September 30, 2016, and December 31, 2015, no margin deposits were outstanding or due.
The following is a summary of the Company's outstanding commodity derivatives in its Recycling Business Segment at September 30, 2016:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
Fourth Quarter 2016	36,116	$1,077	68,527	$675	9,775	$631
First Quarter 2017	3,988	$1,063	6,091	$698	1,483	$651
NOTE 6
SHARE COMPENSATION PLANS
EQUITY PLANS
The Company sponsors equity plans (the Plans) that enable the Company to grant equity-based compensation to employees and non-employee directors. The Company currently issues restricted stock units as incentive compensation under the Plans. In total, approximately 11.6 million shares of common stock have been authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, and 1.4 million authorized shares under the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 3.8 million shares were available and reserved for issuance under the 2012 Equity Incentive Plan at September 30, 2016.
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

Nonvested time-based share activity during the nine months ended September 30, 2016, is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested time-based shares at January 1, 2016	186,655	$13.97
Granted	206,974	8.03
Vested	(33,080)	13.88
Forfeited	—	—
Nonvested time-based shares at March 31, 2016	360,549	$10.68
Granted	2,652	10.13
Vested	(2,747)	14.24
Forfeited	(565)	13.02
Nonvested time-based shares at June 30, 2016	359,889	$10.63
Granted	2,233	14.32
Vested	(1,919)	13.18
Forfeited	(3,546)	11.10
Nonvested time-based shares at September 30, 2016	356,657	$10.63
Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss) related to grants of time-based nonvested shares was $0.5 million and $0.4 million, in the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.2 million, respectively, for the nine months ended September 30, 2016 and 2015.
Performance-Based Restricted Stock Unit Awards
The Company grants performance-based restricted stock unit awards under its Long Term Incentive Plan (LTIP). The payout of the awards is dependent upon distinct components with separate sub-targets. The sub-targets are either market-based or performance-based and classified as either equity or liability. The market-based sub-targets are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability-classified sub-targets are re-measured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance restricted stock unit awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss), related to grants of performance-based restricted stock unit awards for the three months ended September 30, 2016 and 2015 was $0.5 million and $0.3 million, respectively, and $1.3 million and $1.0 million, respectively, for each of the nine months ended September 30, 2016 and 2015.
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

Share activity under nonvested performance-based restricted stock unit awards activity during the first nine months of 2016 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based shares at January 1, 2016	379,277	$15.34
Granted *	186,285	11.45
Vested	—
Forfeited	—
Nonvested performance-based shares at March 31, 2016	565,562	$14.06
No activity	—
Nonvested performance-based shares at June 30, 2016	565,562	$14.06
Forfeited	(2,695)
Nonvested performance-based shares at September 30, 2016	562,867	$12.28
* The number of performance-based shares granted is based on the target award amounts in the performance restricted stock unit award agreements.
The following table presents the compensation expense of the nonvested shares outstanding at September 30, 2016, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
Remaining 2016	$548	$611
2017	1,203	1,796
2018	587	933
2019	8	—
Total	$2,346	$3,340
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
The Company recognized an income tax provision for the three months ended September 30, 2016 of $3.1 million and an income tax benefit of $2.5 million, for the three months ended September 30, 2015. The Company recognized an income tax provision for the nine months ended September 30, 2016 of $2.4 million and an income tax benefit of $8.1 million, for the nine months ended September 30, 2015. The current year income and the discrete charge of $3.5 million for an increase in the provision for uncertain tax positions, are primarily responsible for the tax provision for the nine months ended September 30, 2016. The partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary was responsible for $8.3 million of the total $10.6 million discrete income tax benefit recognized for the nine months ended September 30, 2015.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax (provision) benefit in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company had unrecognized tax benefits of $3.7 million at September 30, 2016. Interest and penalties of $0.1 million have been accrued at September 30, 2016. The Company anticipates there could be a change in uncertain tax positions during the next twelve months. The Company made income tax payments of $0.3 million and $13.1 million in the nine months ended September 30, 2016 and 2015, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2015, 2014, 2013, 2012 and 2011, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for the three years following the year in which the carryforwards are utilized.
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
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75%, with interest paid semi-annually. The balance outstanding at September 30, 2016 was approximately $268.6 million, which is net of unamortized discount of $63.5 million and $3.2 million deferred debt issue costs. The balance outstanding at December 31, 2015 was $254.6 million, which was net of unamortized discount of $76.8 million and $3.8 million of deferred debt issue costs.
1.875% CONVERTIBLE DEBENTURES
Holders of the remaining $0.5 million of outstanding 1.875% debentures may require the Company to redeem their 1.875% debentures at face value on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. Effective March 22, 2013, the Company has the right at its discretion to redeem the remaining $0.5 million of outstanding 1.875% debentures for cash at any time prior to maturity. In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% debentures, paying cash of $1.6 million and recording a gain of approximately $0.1 million. The outstanding balance at September 30, 2016 and December 31, 2015, of $0.5 million aggregate principal amount, is reported as a long-term debt obligation.
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

The following table reflects the amortization of debt issuance costs, interest expense and cash payments on the Company's outstanding debt for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
1.75% Convertible Debentures
Amortization of debt issuance costs	$225	$240	$662	$714
Interest expense, net of capitalized interest	$3,731	$4,760	$11,532	$14,685
Cash payments for interest	$—	$423	$2,933	$3,894

1.875% Convertible Debentures
Interest expense, net of capitalized interest	$2	$7	$5	$23
Cash payments for interest	$5	$21	$10	$42

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$—	$69	$—	$204
Fees	$—	$253	$—	$839

Capital Lease
Interest expense	$—	$21	$8	$87
Cash payments for interest	$—	$21	$8	$87
The Company's total current and long-term debt balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$335,150
Debt discount	—	(63,456)	—	(76,754)
Deferred debt issue costs	—	(3,159)	—	(3,821)
Debt balance	—	268,535	—	254,575
1.875% Convertible Debentures	—	524	—	524
Capital lease obligation	—	—	580	—
Small land purchase	—	—	77	—
Total debt balances	$—	$269,059	$657	$255,099
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified areas under development. For the three months ended September 30, 2016 and 2015, the Company capitalized interest of $2.3 million and $1.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company capitalized interest of $6.2 million and $4.2 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income (Loss).

NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	8,560
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	751,630	697,781
East Boulder Mine	231,251	220,281
	1,095,361	1,030,542
Accumulated depletion and amortization	(502,615)	(457,311)
Total mineral properties and mine development, net	$592,746	$573,231
NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying consolidated balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Machinery and equipment	$163,297	$161,292
Buildings and structural components	174,279	173,580
Land	11,740	11,740
Construction-in-progress:
Stillwater Mine	6,666	2,615
East Boulder Mine	513	435
Marathon	148	148
Processing facilities and other	1,376	1,982
	358,019	351,792
Accumulated depreciation	(254,796)	(241,835)
Total property, plant, and equipment, net	$103,223	$109,957

The Company's total capital outlay for mine development and property, plant and equipment for the nine months ended September 30, 2016 and 2015 were as follows:

	September 30,
(In thousands)	2016	2015
Stillwater Mine	$60,345	$70,172
East Boulder Mine	11,508	13,548
Other	642	4,599
Total U.S. capital expenditures	72,495	88,319
Foreign capital expenditures	—	46
Non-cash capitalized interest and depreciation	(7,551)	(6,756)
Change in accounts payables for capital expenditures	(2,964)	1,777
Cash capital spend for the period	$61,980	$83,386
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
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended September 30, 2016	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$106,926	$89,591	$—	$—	$100	$196,617
Costs of metals sold	$65,580	$86,178	$—	$—	$—	$151,758
Depletion, depreciation and amortization	$17,587	$184	$—	$—	$—	$17,771
General and administrative expenses	$—	$—	$204	$381	$8,107	$8,692
Interest income	$—	$617	$1	$—	$595	$1,213
Interest expense	$—	$—	$—	$—	$3,958	$3,958
Income (loss) before income taxes	$23,759	$3,876	$(353)	$(258)	$(11,283)	$15,741
Capital expenditures	$23,557	$4	$—	$—	$(7)	$23,554
Total assets	$624,814	$88,153	$25,549	$103,351	$466,043	$1,307,910

(In thousands)				South American Properties

Three Months Ended September 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$86,359	$81,982	$—	$—	$100	$168,441
Costs of metals sold	$69,004	$78,928	$—	$—	$—	$147,932
Depletion, depreciation and amortization	$15,132	$230	$—	$—	$—	$15,362
General and administrative expenses	$—	$—	$275	$100	$8,536	$8,911
Interest income	$—	$437	$1	$4	$324	$766
Interest expense	$—	$—	$—	$—	$5,097	$5,097
Income (loss) before income taxes	$2,224	$3,261	$(577)	$(339)	$(19,062)	$(14,493)
Capital expenditures	$24,661	$57	$—	$—	$450	$25,168
Total assets	$608,198	$70,113	$27,078	$104,265	$507,533	$1,317,187
* Total assets includes cash and cash equivalents of $17.1 million.

(In thousands)				South American Properties

Nine Months Ended September 30, 2016	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$299,123	$196,515	$—	$—	$300	$495,938
Costs of metals sold	$208,612	$188,712	$—	$—	$—	$397,324
Depletion, depreciation and amortization	$55,173	$569	$—	$—	$—	$55,742
General and administrative expenses	$—	$—	$543	$1,064	$23,693	$25,300
Interest income	$—	$1,376	$2	$1	$1,504	$2,883
Interest expense	$—	$—	$—	$—	$12,207	$12,207
Income (loss) before income taxes	$35,338	$8,611	$(740)	$(2,886)	$(34,504)	$5,819
Capital expenditures	$61,410	$14	$—	$—	$556	$61,980
Total assets	$624,814	$88,153	$25,549	$103,351	$466,043	$1,307,910

(In thousands)				South American Properties

Nine Months Ended September 30, 2015	Mine Production	PGM Recycling	Canadian Properties *		All Other	Total
Revenues	$331,065	$222,980	$—	$—	$300	$554,345
Costs of metals sold	$229,676	$216,074	$—	$—	$—	$445,750
Depletion, depreciation and amortization	$48,943	$738	$—	$—	$—	$49,681
General and administrative expenses	$—	$—	$790	$454	$26,408	$27,652
Interest income	$—	$1,256	$7	$23	$906	$2,192
Interest expense	$—	$—	$—	$—	$15,713	$15,713
Income (loss) before impairment charge and income tax provision	$52,446	$7,424	$(1,364)	$(1,216)	$(46,805)	$10,485
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge and income tax provision	$52,446	$7,424	$(48,136)	$(1,216)	$(46,805)	$(36,287)
Capital expenditures	$77,370	$221	$—	$46	$5,749	$83,386
Total assets	$608,198	$70,113	$27,078	$104,265	$507,533	$1,317,187
* Total assets includes cash and cash equivalents of $17.1 million.
NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income (Loss). At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net income (loss). Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. The amounts reclassified out of Other comprehensive income during the three and nine months ended September 30, 2016 and 2015 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at September 30, 2016 and December 31, 2015 were as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2016
	Federal agency notes	$290,279	$73	$(85)	$290,267
	Commercial paper	36,130	48	—	36,178
	Subtotal	326,409	121	(85)	326,445
	Mutual funds	757	189	—	946
	Total	$327,166	$310	$(85)	$327,391

2015
	Federal agency notes	$285,276	$—	$(519)	$284,757
	Commercial paper	31,730	—	(58)	31,672
	Subtotal	317,006	—	(577)	316,429
	Mutual funds	482	261	—	743
	Total	$317,488	$261	$(577)	$317,172

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets. Included in the investments balance at September 30, 2016 and December 31, 2015 is $18.5 million which has been reserved as collateral on the Company's undrawn letters of credit of approximately $17.5 million.
The maturities of available-for-sale securities at September 30, 2016 were as follows:

(In thousands)	Amortized cost	Fair value
Federal agency notes
Due in one year or less	$223,442	$223,423
Due after one year through two years	66,837	66,844
Total	$290,279	$290,267

Commercial paper
Due in one year or less	$14,235	$14,242
Due after one year through three years	21,895	21,936
Total	$36,130	$36,178
The Company has long-term investments in various Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company sold its investment in Coro Mining and completed a partial sale of its investment in Benton Resources in the third quarter of 2016 and recorded a combined gain of $0.2 million. For the nine months ended September 30, 2016, the Company recorded gains on sale of its long-term investments of approximately $0.7 million. The Company determined there was no impairment for the remaining long-term investments for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company determined that certain of its remaining long-term investments were other than temporarily impaired and recorded a loss of approximately $0.2 million. These long-term investments totaled less than $0.1 million at September 30, 2016 and $0.5 million at December 31, 2015, and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 13
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If the market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary in the first nine months of 2016 or 2015.
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

Inventories reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Metals inventory
Raw ore	$4,753	$4,234
Concentrate and in-process	71,495	43,727
Finished goods	46,057	32,618
Total metals inventory	122,305	80,579
Materials and supplies	18,476	21,493
Total inventories	$140,781	$102,072
NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. In calculating earnings per share attributable to common stockholders for the third quarter of 2016, reported consolidated net income attributable to common stockholders was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees associated with the convertible debentures), and the related income tax effect. The Company currently has only one class of shares of capital stock outstanding.
The following table shows the reconciliation of the computation of basic and diluted shares and the related impact on income for the three and nine months ended September 30, 2016:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$12,599	121,077	$0.10	$3,452	121,069	$0.03
Effect of Dilutive Securities
Stock options	—	1		—	1
Nonvested time-based shares	—	166		—	68
Contingently issuable shares	—	368		—	300
1.875% Convertible debentures, net of tax	1	22		—	—
Diluted EPS
Net income attributable to common stockholders	$12,600	121,634	$0.10	$3,452	121,438	$0.03
No adjustment was made to the reported net loss attributable to common stockholders when calculating diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2015 because the Company reported a consolidated net loss attributable to common stockholders and inclusion of these shares would have been anti-dilutive. Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, contingently issuable shares and convertible debentures.

The following table shows the shares that were excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Stock options	3	6	—	6
Nonvested time-based shares	1	44	10	50
Contingently issuable shares	222	218	234	218
1.875% Convertible debentures, net of tax	—	22	22	22
1.75% Convertible debentures, net of tax	30,413	30,413	30,413	30,413
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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2016	Total	Level 1	Level 2	Level 3
Money market fund	$35,863	$35,863	$—	$—
Mutual funds	$946	$946	$—	$—
Investments
Federal agency notes	$290,267	$—	$290,267	$—
Commercial paper	$36,178	$—	$36,178	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
Money market fund	$54,761	$54,761	$—	$—
Mutual funds	$743	$743	$—	$—
Investments
Federal agency notes	$284,757	$—	$284,757	$—
Commercial paper	$31,672	$—	$31,672	$—
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

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2016	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$524	$—	$524	$—
1.75% Convertible debentures	$316,170	$—	$316,170	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
1.875% Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$285,446	$—	$285,446	$—
Long-term investments	$524	$524	$—	$—
The Company determined the fair value of the liability component of its outstanding 1.75% convertible debentures at September 30, 2016 and December 31, 2015 by using observable market based information for debt instruments of similar amounts and duration. The Company used the book value of its outstanding 1.875% convertible debentures to represent the fair value at September 30, 2016 and December 31, 2015. The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2015 is based on quoted market prices which are readily available.

NOTE 16
RELATED PARTIES
The Company purchased Mitsubishi's 25% ownership interest in SCI, the Company's subsidiary, in the fourth quarter of 2015. The Company made PGM sales of $15.2 million to Mitsubishi in the three months ended September 30, 2015, and $38.7 million, for the nine months ended September 30, 2015.

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
OVERVIEW
Stillwater Mining Company (the Company) is a Delaware corporation that has its shares of common stock listed on the New York Stock Exchange under the symbol "SWC". The Company extracts and processes ores containing palladium and platinum (along with by-product metals) from two underground mines situated within the J-M Reef, a geological formation of platinum group metal (PGM) mineralization, which is located in Stillwater and Sweet Grass Counties in south-central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. Mine concentrates are then trucked to the Company’s processing complex in Columbus, Montana, where they are smelted and partially refined. In addition to the mine concentrates, the Company also recycles spent automotive catalyst and other materials containing PGMs it receives from third parties at the processing complex. A portion of this recycling activity is material the Company purchases for its own account; while the remainder is toll processed on behalf of others for a fee. After being processed through the Company's facilities in Columbus, the final product, a PGM-rich filter cake, is shipped to Johnson Matthey (JM) in New Jersey for final refining before it is then delivered as finished metal.
THIRD QUARTER 2016 SUMMARY RESULTS
For the third quarter of 2016, the Company reported consolidated net income attributable to common stockholders of $12.6 million, or $0.10 per diluted share, compared to a consolidated net loss attributable to common stockholders of $11.9 million, or $0.10 per diluted share, for the third quarter of 2015. The operating results in the third quarter of 2016 were driven by an increase in average combined realized price per mined ounce, which increased to $764 per ounce in the third quarter of 2016 over the $693 per ounce in the third quarter of 2015. During the third quarter of 2015, the Company repurchased $1.7 million in principal amount of its 1.875% convertible debentures due 2028 in open market transactions for cash of $1.6 million, and $61.6 million in principal amount of its 1.75% convertible debentures due 2032 in open market transactions for cash of $59.4 million. The repurchases resulted in a net pre-tax loss of $4.0 million. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion on the repurchase of a portion of the Company's convertible debentures.
Segment earnings from the Company's mining operations totaled $23.8 million (before income taxes) for the third quarter of 2016, compared to $2.2 million (before income taxes) for the same period in 2015. Volumes of mined palladium and platinum sold in the third quarter of 2016 increased 12.4% to 131,800 ounces from 117,300 ounces in the third quarter of 2015. The average combined realized price per ounce on sales of mined palladium and platinum in the third quarter of 2016 was 10.2% higher at $764 per ounce than the $693 per ounce realized in the third quarter of 2015.
Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. The Company's consolidated costs of metals sold per mined ounce of palladium and platinum was $498 per ounce in the third quarter of 2016 compared to $588 per ounce in the third quarter of 2015, a 15.3% decrease, as a result of a 12.4% increase in mined ounces sold. Consolidated total cash costs, net of credits, per PGM mined ounce for the Company's mining operations averaged $434 per ounce in the third quarter of 2016, which was 6.7% lower than the $465 per ounce in the third quarter of 2015, resulting from higher production rates at both mines, labor force reductions as well as higher grades and mill recoveries at the Stillwater Mine, and a continuation of various cost improvement initiatives at both mines. (See "Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures").
Segment earnings from the Company's recycling activities (before income taxes) were $3.9 million in the third quarter of 2016, an increase over the $3.3 million in the third quarter of 2015. Earnings in the recycling segment typically lag corresponding volumes processed by approximately two to three months. Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased 8.7% to 175,000 ounces in the third quarter of 2016 from 161,000 ounces in the third quarter of 2015. Recycling volumes sold increased 32.4% during the third quarter of 2016 totaling 117,600 ounces (including palladium, platinum and rhodium) at an average realization of $742 per ounce, compared to 88,800 ounces sold during the third quarter of 2015 at an average realization of $881 per ounce. The Company delivered 49,900 recycled tolled ounces during the third quarter of 2016, a decrease of 32.3% from 73,700 recycled tolled ounces delivered in the third quarter of 2015.

The Company's cash and cash equivalents balance was $113.0 million at September 30, 2016, compared to $147.3 million at December 31, 2015. Total outstanding liquidity, which includes highly liquid investments as well as available cash and cash equivalents, was $439.4 million at September 30, 2016, compared to $463.8 million at December 31, 2015. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital increased to $532.9 million at September 30, 2016, from $523.0 million at December 31, 2015. Working capital associated with the recycling activities was $85.5 million at September 30, 2016 compared to $37.4 million at December 31, 2015 as a result of both higher throughput volumes and higher metal prices.
MINING OPERATIONS
Mine production of palladium and platinum totaled 138,800 ounces for the third quarter of 2016, an increase of 8.4% from the 128,100 ounces produced in the third quarter of 2015.
Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, and All-in Sustaining Costs (AISC) per PGM mined ounce produced, both non-GAAP financial measures. The Company's consolidated costs of metals sold per mined ounce of palladium and platinum was $498 per ounce in the third quarter of 2016 compared to $588 per ounce in the third quarter of 2015, a 15.3% decrease. The measurement of total cash costs per PGM mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before income taxes). The table below illustrates the effect of applying these credits to the combined cash costs per PGM mined ounce, (net of credits) for the combined Montana mining operations. Total cash costs per PGM mined ounce, net of by-product and recycling credits decreased by 6.7% mainly due to an 8.4% increase in production in the third quarter of 2016 when compared to third quarter of 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Combined Montana Mining Operations	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$498	$588	$503	$593

Total combined cash costs per PGM mined ounce, before by-product and recycling credits *	$506	$529	$496	$578
Less: By-product revenue credit per mined ounce	44	39	42	48
Less: PGM Recycling income credit per mined ounce	28	25	21	19
Total combined cash costs per PGM mined ounce, net of by-product and recycling credits *	$434	$465	$433	$511
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
The Company utilizes AISC (a non-GAAP financial measure) to assess the overall operating efficiency of the Company's Montana operations. This metric is an indication of the total cash capital and operating costs per PGM mined ounce (including corporate general and administrative costs) required to sustain the Company's current level of mining activities. For the third quarter of 2016, AISC averaged $624 per PGM mined ounce, 7.8% lower than the AISC of $677 per PGM mined ounce achieved in the third quarter of 2015. This was driven by an increase in production volumes and lower capital spending incurred to sustain operations during the third quarter of 2016. For a more complete discussion of this measure, refer to "Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures."
Stillwater Mine
At the Stillwater Mine, combined palladium and platinum production increased 9.1% in the third quarter of 2016 to 84,000 ounces, compared to 77,000 ounces produced in the third quarter of 2015. Ore grade averaged approximately 0.52 combined ounces of palladium and platinum per ton in the quarter ended September 30, 2016, compared to 0.46 ounces per ton in the quarter ended September 30, 2015. Mined volumes fed to the Stillwater Mine concentrator during the third quarter of 2016 totaled 174,300 tons, a decrease of 4.2% from the 181,900 tons fed in the same quarter of 2015.

Costs of metals sold per PGM mined ounce is Stillwater Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Costs of metals sold per PGM mined ounce was $468 per ounce in the third quarter of 2016 compared to $559 per ounce in the third quarter of 2015. Total cash costs per PGM mined ounce, net of credits, decreased by 1.6% in the third quarter of 2016 compared with the same period in 2015. The lower costs for the third quarter of 2016 are principally the result of a reduced labor force at the Stillwater Mine, higher production volumes, which resulted from improved mining practices, higher grades and higher mill recoveries as well as the implementation of various cost reduction initiatives.
The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per PGM mined ounce at the Stillwater Mine:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stillwater Mine	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$468	$559	$478	$572

Total cash costs per PGM mined ounce, before by-product and recycling credits *	$500	$500	$486	$569
Less: By-product revenue credit per mined ounce	38	34	37	43
Less: PGM Recycling income credit per mined ounce	28	25	21	19
Total cash costs per PGM mined ounce, net of by-product and recycling credits *	$434	$441	$428	$507
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
Capital expenditures at the Stillwater Mine totaled $22.3 million for the third quarter of 2016, including $12.1 million for Blitz development, of which $2.2 million was non-cash capitalized interest / depreciation. This compares to the $22.6 million of capital expenditures at the Stillwater Mine during the third quarter of 2015, of which $8.3 million was for Blitz development including $2.3 million of non-cash capitalized interest / depreciation. Primary and secondary development for the third quarter of 2016 totaled 10,900, including 3,800 for the Blitz development, this compares to 12,200 of primary and secondary development during the third quarter of 2015, of which 4,000 was for the Blitz Development. Diamond drilling footage for the third quarter of 2016, totaled 95,800 feet, including 26,500 for the Blitz project. This compares to 85,600 of diamond drill footage during the third quarter of 2015, of which 6,500 was for the Blitz project. Ongoing mine development efforts, including diamond drilling, are part of the continuing effort to maintain the developed state of the mine and bringing production forward in the Blitz project.
East Boulder Mine
Mine production of palladium and platinum totaled 54,800 ounces for the third quarter of 2016, an increase of 7.2% from 51,100 ounces produced in the third quarter of 2015. Ore grade averaged approximately 0.36 combined ounces of palladium and platinum per ton in the quarter ended September 30, 2016, compared to 0.38 ounces per ton in the quarter ended September 30, 2015. Mined ore and sub-grade volumes fed to the East Boulder Mine concentrator during the third quarter of 2016 increased 13.4% to 171,500 tons from 151,200 tons in the third quarter of 2015. This increase is due to additional plant run days and a higher feed rate to accommodate the increased mine production and the drawdown of the mined ore stockpile that more than offset the slightly lower grade year on year.
Costs of metals sold per PGM mined ounce is East Boulder Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Costs of metals sold per mined ounce of palladium and platinum was $544 per ounce in the third quarter of 2016 compared to $635 per ounce in the third quarter of 2015. Total cash costs per PGM mined ounce, net of credits, for the third quarter of 2016 decreased approximately 13.4% from the same period in 2015. The improvement in cash costs per ounce reflects the increased mine output and continuing cost reduction and productivity improvement initiatives.

The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the total cash costs per PGM mined ounce at the East Boulder Mine:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
East Boulder Mine	2016	2015	2016	2015
Costs of metals sold per PGM mined ounce	$544	$635	$542	$630

Total cash costs per PGM mined ounce, before by-product and recycling credits *	$515	$573	$512	$594
Less: By-product revenue credit per mined ounce	54	47	50	57
Less: PGM Recycling income credit per mined ounce	28	26	21	20
Total cash costs per PGM mined ounce, net of by-product and recycling credits *	$433	$500	$441	$517
* These are non-GAAP financial measures. For a full description and reconciliation of these and other non-GAAP financial measures to GAAP financial measures, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures below.
Capital expenditures at the East Boulder Mine totaled $4.3 million in the third quarter of 2016, compared to $3.1 million in the third quarter of 2015. Actual primary and secondary development advanced approximately 5,600 feet during the third quarter of 2016 compared to 5,100 feet in the third quarter of 2015. Diamond drilling footage for the third quarter of 2016 totaled approximately 25,100 feet compared to the 47,700 feet drilled in the third quarter of 2015 when there was a dedicated campaign of drilling at Graham Creek to prepare for the development of the second ore block.
PGM RECYCLING SEGMENT
The volume of recycling materials processed through the smelter during the third quarter of 2016 was 25.1 tons per day of furnace feed compared to 22.7 tons per day in the third quarter of 2015. PGM loadings in the fed material in the third quarter of 2016 increased 8.7% to 175,000 ounces of palladium, platinum and rhodium compared to 161,000 ounces in the third quarter of 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average tons of catalyst fed per day	25.1	22.7	24.8	21.9
Total tons processed	2,308	2,087	6,760	5,987
Tolled tons	546	794	2,241	2,420
Purchased tons	1,762	1,293	4,519	3,567
PGM ounces fed	175,000	161,000	499,100	421,300
PGM ounces sold	117,600	88,800	266,200	231,500
PGM tolled ounces returned	49,900	73,700	196,500	150,300
During the third quarter of 2016, the Company earned $3.9 million in income (before income taxes) from its PGM Recycling operations on revenues of $89.6 million. For the third quarter of 2015, the recycling operations earned $3.3 million in income (before income taxes) on revenues of $82.0 million.
For the third quarter of 2016, PGM Recycling revenues increased by 9.3% compared to the same period in 2015. The third quarter of 2016 was impacted by a 15.8% decrease in realized prices which was more than offset by the 32.4 % increase in ounces sold. The costs of metals sold from the PGM Recycling segment was $86.2 million in the third quarter of 2016, compared to $78.9 million in the third quarter of 2015, an increase of 9.3%. A majority of the costs of metals sold from recycling in each period is attributable to the acquisition cost of purchasing recyclable materials for the Company's own account; therefore, the aggregate costs of metals sold from the PGM Recycling segment is driven mostly by the volume and the value of the PGMs in the materials purchased by the Company. Tolling revenues decreased by approximately 40.9% in the third quarter of 2016 to $1.3 million, compared to approximately $2.2 million in the third quarter of 2015, reflecting a 32.3% decrease in recycled tolled ounces, 49,900 during the third quarter of 2016 compared to 73,700 in the third quarter of 2015.

Sold ounces of recycled PGMs increased by 32.4% to 117,600 ounces in the third quarter of 2016 from 88,800 ounces in the third quarter of 2015. The combined average recycling sales realization (including palladium, platinum and rhodium) was $742 per sold ounce in the third quarter of 2016, down from $881 per sold ounce in the same quarter of 2015. A total of 167,500 combined ounces were delivered to customers in the third quarter of 2016, compared to 162,500 ounces delivered in the third quarter of 2015.
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
The Company has arrangements in place with many of its recycling suppliers to provide advance payments to the suppliers prior to the release of finished metal from the final refiner. These advances may include general working capital advances, advances against materials in transit to the Company's processing facilities, and payments for materials in process. Outstanding advances for general working capital and materials in transit not backed up by inventory physically in the Company’s possession totaled $7.5 million at September 30, 2016, compared to $4.4 million at December 31, 2015. In addition, recycling segment materials physically in inventory totaled $78.0 million at September 30, 2016, compared to $33.0 million at December 31, 2015. Working capital associated with the recycling activities was $85.5 million and $37.4 million at September 30, 2016 and December 31, 2015, respectively.

EXPLORATION AND DEVELOPMENT
The Company is continuing to develop the Blitz area, which is expected to provide extensive new mining infrastructure along the J-M Reef. This development includes constructing underground and surface access to an area extending approximately 23,000 feet to the east from the existing Stillwater Mine operations on two separate levels. The lower of these underground development headings, on the 50 East, is being driven with a tunnel-boring machine (TBM) and to date has advanced approximately 11,300 feet.
A second, parallel underground heading at Blitz, the 56 East, is being driven approximately 600 feet above the TBM using conventional drill and blast methods. Approximately 20,200 feet of ramp and infrastructure development has been completed along the 56 East heading to date. Development continues ahead of schedule along this heading. In the 50 East TBM drive, water inflows have been higher than anticipated which have slowed advance rates. A dewatering program is being implemented to enable a higher rate of advance to be achieved. The TBM drive is not on the critical path for first production and efforts are being directed to the 56 East drive and the Benbow decline, which are on the critical path for the project.
Approximately 3,800 feet of Blitz primary development was completed in the third quarter of 2016 compared to 4,000 feet in the third quarter of 2015. Approximately 26,500 feet of diamond drilling for Blitz was completed in the third quarter of 2016, compared to 6,500 feet drilled in the third quarter of 2015.
The permitting process for the Benbow access portal was completed in the third quarter of 2015. The Benbow access portal which is being developed at the far end of the two primary Blitz tunnels is designed to intersect the two tunnels from the surface, and will provide ventilation and emergency egress for the Blitz development area. The construction of the surface facilities is nearing completion and work started on the excavation of the Benbow decline in the third quarter of 2016 using a contractor.
The Blitz development began in late 2010, and to date, the Company has spent approximately $100.9 million (excluding capitalized interest and capitalized depreciation). The Company remains focused on the Blitz development and progress on the two critical path items to first production, the 56 East development heading and the 53 East decline is ahead of plan. In addition, considerable engineering work has been updated on the Blitz project. This new work has driven a substantial increase to the scope of the project with relatively minimal additional costs. As a result of the new work performed, the project now incorporates the lower Blitz area. Costs for the project are expected to increase to approximately $250 million from the previous $205 million estimate. The Company considers this increase to be a small escalation given the much expanded scope of the project and the acceleration of the production profile. Additional capital will be required for expansion of the Stillwater Mine concentrator to treat the increased ore tonnage and the related work is currently underway. The Company anticipates first production to occur in late 2017 or early 2018.
While a modest exploration program continues at the Marathon project in Canada, development plans remain suspended until the project can demonstrate an economic return greater than the returns available on the Company's other assets.

Cash carrying costs at the Altar project in Argentina totaled approximately $0.7 million in the third quarter of 2016, consisting of administrative costs of $0.4 million and exploration expense of approximately $0.3 million. For the third quarter of 2015, cash carrying costs totaled $0.3 million, consisting of less than $0.1 million administrative costs and approximately $0.2 million of exploration expense.
CAPITAL EXPENDITURES
The Company incurred cash capital expenditures of $23.6 million during the third quarter of 2016 compared to cash capital expenditures of $25.2 million in the third quarter of 2015.

Capital Expenditures	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Sustaining capital:
Stillwater Mine	$10,161	$11,978	$28,436	$43,560
East Boulder Mine	4,249	3,121	11,507	11,115
Processing and Other	122	433	643	1,691
Total sustaining capital	$14,532	$15,532	$40,586	$56,366
Project capital:
Blitz	$12,036	$8,338	$31,650	$18,931
Hertzler Tailings Expansion	162	2,322	259	5,940
Other	—	950	—	7,082
Total project capital	$12,198	$11,610	$31,909	$31,953
Total U.S. capital expenditures	$26,730	$27,142	$72,495	$88,319
Foreign capital expenditures	—	—	—	46
Non-cash capitalized interest / depreciation	(2,190)	(2,360)	(7,551)	(6,756)
Change in accounts payable for capital expenditures	(986)	386	(2,964)	1,777
Cash capital spend for the period	$23,554	$25,168	$61,980	$83,386
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
Johnson Matthey (JM) estimated that 79% of palladium demand and 40% of platinum demand will come from the automotive catalyst market in 2016 (net of investment supply and demand), a percentage that has steadily grown over recent years for both metals. During the first nine months of 2016, the automotive market was strong across all major regions.
Both the U.S. and European car markets remained strong during the first nine months of 2016. U.S. auto sales through September 2016 continue on pace with 2015's record of 17.5 million deliveries at a seasonally adjusted annual rate of 17.8 million according to Autodata Corp. Automobile sales in Europe through September 2016 were also up 8.0% to 11.2 million units from the same period in 2015 and forecasted to reach approximately 14 million by year end according to the European Automobile Manufacturers Association.
Overall sales of passenger and commercial vehicles in China rose by 13.2% to 19.3 million units in the first nine months of 2016 compared with the same period in 2015, according to the China Association of Automobile Manufacturers. Vehicle sales were boosted by strong demand for sport utility vehicles and continued stimulus measures that are scheduled to potentially expire at the end of 2016.
During the first nine months of 2016, the price for platinum increased 19%, finishing the quarter at $1,034 per ounce. The strong price movement is predicated upon another annual market deficit as supply from South Africa is expected to be impacted from under-investment in the mines due to cost pressures, closing of unprofitable shafts and the recent shutdown and rebuild of a smelter furnace.

The price of palladium increased 30% during the first nine months to close at $722 on September 30, 2016. The overall market fundamentals for palladium continue to be strong. The use of palladium in the automotive, industrial and jewelry industries is expected to rise from 8.6 million ounces in 2010 to 10.1 million ounces in 2016 according to JM. Since 2012, this has significantly outpaced the level of supply from producers and recycling sources.
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
The Company’s overall incidence rate per 200,000 man hours in its Montana operations for the first nine months of 2016 was 2.41. This represents over a 27% improvement in the incidence rate compared to the same period in 2015. For further detail, see Exhibit 95 - Mine Safety Disclosures, which is included as an exhibit to this filing.

The Company continues to focus on environmental excellence and works closely with governmental agencies and the local communities to ensure its compliance with environmental regulations and address its neighbors' environmental concerns. Based on the success of the installed underdrain system at the East Boulder Mine, the Company has commenced work on the installation of an underdrain system within the waste rock storage area at the Stillwater Mine. The purpose of this underdrain system is to capture and treat meteorological water that is currently infiltrating through the embankment and increasing the nitrate levels observed in the adjacent groundwater. The elevated groundwater nitrate levels are the result of explosives residue containing nitrogen, within the waste rock from the mines, which is being solubilized and mobilized via the meteorological water. As part of the effort to reduce the groundwater nitrate levels and due to lower solubility levels, the Company switched its blasting agent from ammonium nitrate-fuel oil (ANFO) to stick powder, at substantial additional consumable costs, when the conditions were initially observed. Following installation of this underdrain system, it is anticipated that the Stillwater Mine will switch back to ANFO as its primary blasting agent later this year, at expected substantial consumable cost savings and the potential for higher productivities. The Stillwater Mine is currently on-schedule to complete Stage 1, Phase 1 of the waste dump lining system this year allowing for the immediate collection and management of meteorological waters from “new” waste rock along with the opportunity to convert to ANFO as a primary blasting agent. Stage 1, Phase 2 of the lining system is currently scheduled for completion in the summer of 2017, with Stage 2 planned for 2018. Additionally, increasing water treatment and management capacities at the Stillwater Mine, expanding permitted tailings and waste rock storage at East Boulder, and developing long-term gypsum management options at the smelter in Columbus remain strategic considerations and priorities for the Company in the near term.
Cost containment remains key throughout the Company's operations. Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to AISC, a non-GAAP financial measure, of overall cost efficiency of the Company's Montana operations. (See the later section of this Item 2 entitled All-in Sustaining Costs (A Non-GAAP Financial Measure) for a more detailed explanation of AISC). For the three months ended September 30, 2016, the Company's AISC averaged $624 per PGM mined ounce, 7.8% lower than the AISC of $677 per PGM mined ounce achieved in the third quarter of 2015.
The Company's total workforce at September 30, 2016, was comprised of 1,422 employees, including 1,413 employees in Montana and Colorado; and nine employees in Canada and South America. This compares to 1,442 employees at September 30, 2015, of which 1,432 were located in Montana and Colorado; and 10 were in Canada and South America.
The Company seeks to maintain significant balance-sheet liquidity in order to manage against cyclical price risk in the mining industry and against downturns in the broader economy. When combining highly-liquid investments with cash and cash equivalents, the Company's liquidity at September 30, 2016 and December 31, 2015 totaled $439.4 million and $463.8 million, respectively. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Total principal outstanding (before discounts and deferred debt issuance costs) under the Company's long-term convertible debt obligations at September 30, 2016 and December 31, 2015 totaled $335.7 million.
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

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 2016 and 2015
The Company’s total revenues increased by 16.7% to $196.6 million in the third quarter of 2016 compared to $168.4 million for the third quarter of 2015. The following analysis provides comparative detail for key factors contributing to this increase in revenues:
SALES AND PRICE DATA

	Three Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2016	2015	(Decrease)	Change
Revenues	$196,617	$168,441	$28,176	16.7%
Ounces Sold:
Mine Production:
Palladium (oz.)	103.6	91.7	11.9	13.0%
Platinum (oz.)	28.2	25.6	2.6	10.2%
Total	131.8	117.3	14.5	12.4%
PGM Recycling: (1)
Palladium (oz.)	69.2	53.2	16.0	30.1%
Platinum (oz.)	40.6	29.6	11.0	37.2%
Rhodium (oz.)	7.8	6.0	1.8	30.0%
Total	117.6	88.8	28.8	32.4%
By-products from Mine Production: (2)
Rhodium (oz.)	0.9	0.8	0.1	12.5%
Gold (oz.)	2.6	2.5	0.1	4.0%
Silver (oz.)	2.0	1.7	0.3	17.6%
Copper (lb.)	262.3	221.0	41.3	18.7%
Nickel (lb.)	387.8	342.0	45.8	13.4%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$679	$611	$68	11.1%
Platinum ($/oz.)	$1,076	$987	$89	9.0%
Combined ($/oz.) (5)	$764	$693	$71	10.2%
PGM Recycling: (1)
Palladium ($/oz.)	$587	$737	$(150)	(20.4)%
Platinum ($/oz.)	$1,019	$1,111	$(92)	(8.3)%
Rhodium ($/oz.)	$671	$1,027	$(356)	(34.7)%
Combined ($/oz.) (5)	$742	$881	$(139)	(15.8)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$648	$808	$(160)	(19.8)%
Gold ($/oz.)	$1,328	$1,136	$192	16.9%
Silver ($/oz.)	$19	$15	$4	26.7%
Copper ($/lb.)	$1.95	$2.20	$(0.25)	(11.4)%
Nickel ($/lb.)	$3.86	$2.92	$0.94	32.2%
Average market price per ounce (4)
Palladium ($/oz.)	$677	$617	$60	9.7%
Platinum ($/oz.)	$1,085	$987	$98	9.9%
Combined ($/oz.) (5)	$764	$698	$66	9.5%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

(3)	The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold.

(4)	The average market price represents the average London market for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $106.9 million and $86.4 million during the third quarters of 2016 and 2015, respectively. The higher volumes of mined ounces sold in the third quarter of 2016 compared to the third quarter of 2015 contributed to the 23.7 % increase, accompanied by the increase in average combined realized price per mined ounce in the third quarter of 2016, compared to the third quarter of 2015.
The costs of metals sold from Mine Production totaled $65.6 million for the third quarter of 2016, compared to $69.0 million for the third quarter of 2015, a decrease of 4.9%. The decrease in costs is the result of higher production rates and a number of cost improvement initiatives at both mines as well as labor force reductions, higher grades and higher mill recoveries at the Stillwater Mine.
Total recycling ounces of palladium, platinum and rhodium fed to the smelter, including both purchased ounces and ounces processed on a toll basis, increased to 175,000 ounces in the third quarter of 2016 from 161,000 ounces in the third quarter of 2015, an increase of 8.7%. Total sales revenues from PGM Recycling of $89.6 million in the third quarter of 2016 increased 9.3% over the $82.0 million reported for the third quarter of 2015. Tolling revenues in the third quarter of 2016 declined to $1.3 million on 49,900 tolled ounces of palladium, platinum and rhodium processed and returned to customers, compared to $2.2 million on 73,700 ounces processed and returned to customers in the third quarter of 2015. However, revenues from sales of purchased recycling materials increased 11.4% in the third quarter of 2016 to $87.2 million on 117,600 ounces of palladium, platinum and rhodium sold, from $78.3 million on 88,800 ounces sold in the third quarter of 2015. The Company’s combined average realization on recycling sales of palladium, platinum and rhodium decreased to $742 per ounce in the third quarter of 2016, compared to $881 per ounce realized in the third quarter of 2015.
The costs of metals sold from PGM Recycling totaled $86.2 million in the third quarter of 2016, compared to $78.9 million in the third quarter of 2015, an increase of 9.3%. This increase was mainly due to a 32.4% increase in volumes of purchased recycled material sold; offset somewhat by the decrease in acquisition costs.
The mining operations PGM ounce production for the third quarters of 2016 and 2015 is shown in the following table:

	Three Months Ended
	September 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2016	19,700	64,300	84,000
2015	17,700	59,300	77,000
Percentage change	11.3%	8.4%	9.1%
East Boulder Mine
2016	12,200	42,600	54,800
2015	11,400	39,700	51,100
Percentage change	7.0%	7.3%	7.2%
Totals
2016	31,900	106,900	138,800
2015	29,100	99,000	128,100
Percentage change	9.6%	8.0%	8.4%
The Company's corporate general and administrative costs for the third quarters of 2016 and 2015 were $8.7 million and $8.9 million, respectively.
Total interest income for the third quarters of 2016 and 2015 was $1.2 million and $0.8 million, respectively. Interest expense in the third quarters of 2016 and 2015 was $4.0 million and $5.1 million, respectively, net of capitalized interest of $2.3 million and $1.5 million, respectively.

Comparison of Nine Month Periods Ended September 30, 2016 and 2015
The Company’s total revenues decreased by 10.5% to $495.9 million in the first nine months of 2016 compared to $554.3 million in the first nine months of 2015. The following analysis covers key factors contributing to this decrease in revenues:
SALES AND PRICE DATA

	Nine Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2016	2015	(Decrease)	Change
Revenues	$495,938	$554,345	$(58,407)	(10.5)%
Ounces Sold:
Mine Production:
Palladium (oz.)	325.2	302.1	23.1	7.6%
Platinum (oz.)	89.5	84.9	4.6	5.4%
Total	414.7	387.0	27.7	7.2%
PGM Recycling: (1)
Palladium (oz.)	160.4	136.9	23.5	17.2%
Platinum (oz.)	87.5	78.1	9.4	12.0%
Rhodium (oz.)	18.3	16.5	1.8	10.9%
Total	266.2	231.5	34.7	15.0%
By-products from Mine Production: (2)
Rhodium (oz.)	2.5	2.7	(0.2)	(7.4)%
Gold (oz.)	8.1	7.9	0.2	2.5%
Silver (oz.)	5.0	5.0	—	—
Copper (lb.)	830.3	744.1	86.2	11.6%
Nickel (lb.)	1,184.9	1,130.5	54.4	4.8%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$591	$723	$(132)	(18.3)%
Platinum ($/oz.)	$1,001	$1,107	$(106)	(9.6)%
Combined ($/oz.) (5)	$679	$807	$(128)	(15.9)%
PGM Recycling: (1)
Palladium ($/oz.)	$569	$771	$(202)	(26.2)%
Platinum ($/oz.)	$967	$1,181	$(214)	(18.1)%
Rhodium ($/oz.)	$680	$1,130	$(450)	(39.8)%
Combined ($/oz.) (5)	$708	$935	$(227)	(24.3)%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$669	$1,020	$(351)	(34.4)%
Gold ($/oz.)	$1,261	$1,181	$80	6.8%
Silver ($/oz.)	$17	$16	$1	6.3%
Copper ($/lb.)	$1.93	$2.42	$(0.49)	(20.2)%
Nickel ($/lb.)	$3.23	$4.20	$(0.97)	(23.1)%
Average market price per ounce (4)
Palladium ($/oz.)	$591	$719	$(128)	(17.8)%
Platinum ($/oz.)	$1,003	$1,100	$(97)	(8.8)%
Combined ($/oz.) (5)	$679	$802	$(123)	(15.3)%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

(3)	The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold.

(4)	The average market price represents the average London market for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

For the first nine months of 2016, net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $299.1 million, a decrease of 9.7% compared from $331.1 million in the first nine months of 2015. The higher volumes of mined ounces sold in the first nine months of 2016 was not enough to offset the significantly lower realized PGM prices in the first nine months of 2016 compared to the first nine months of 2015.
The costs of metals sold from Mine Production totaled $208.6 million in the first nine months of 2016, compared to $229.7 million in the first nine months of 2015, a decrease of 9.2%. The decrease in costs is the result of higher production rates and a number of cost improvement initiatives at both mines as well as labor force reductions and higher grades at the Stillwater Mine.
Revenues from PGM Recycling reflected a decrease of 11.9% during the first nine months of 2016, to $196.5 million from $223.0 million in the first nine months of 2015. Recycling ounces sold during the first nine months of 2016 totaled 266,200 ounces, an increase of 15.0% compared to the 231,500 ounces sold in the first nine months of 2015. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $708 per ounce in the first nine months of 2016 from $935 per ounce in the first nine months of 2015. The increase in recycling earnings during the first nine months of 2016 is attributable to several factors, including an increase in ounces sold.
Overall, recycling costs of metals sold decreased by 12.7% to $188.7 million in the first nine months of 2016 from $216.1 million in the first nine months of 2015, mostly as the result of lower PGM prices.
During the first nine months of 2016, the Company’s mining operations produced 413,200 ounces of PGMs, compared to 388,400 ounces in 2015 as shown in the following table:

	Nine Months Ended
	September 30,
Mined PGM Ounces Produced	Platinum	Palladium	Total
Stillwater Mine
2016	58,100	189,900	248,000
2015	54,500	183,000	237,500
Percentage change	6.6%	3.8%	4.4%
East Boulder Mine
2016	36,700	128,500	165,200
2015	33,400	117,500	150,900
Percentage change	9.9%	9.4%	9.5%
Totals
2016	94,800	318,400	413,200
2015	87,900	300,500	388,400
Percentage change	7.8%	6.0%	6.4%
General and administrative costs decreased to $25.3 million in the first nine months of 2016, from $27.7 million in the first nine months of 2015, a decrease of approximately 8.7%. The Company recognized $4.9 million of exploration expense in the first nine months of 2016, consisting of $1.2 million related to lower East Boulder in Montana and $3.7 million related to exploration activities in Canada and South America, compared to the $2.7 million in the first nine months of 2015, all related to Canada and South America exploration activities.
During the first nine months of 2016, the Company recorded a net foreign currency transaction gain of $1.7 million, compared to a gain of $0.1 million in the first nine months of 2015. Essentially all of these net gains related to the re-measurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gains reflect the impact of a volatile inflation rate in Argentina as the deferred tax obligation is re-measured from Argentine pesos into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities (which includes changes in working capital) was $38.2 million and $75.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, the level of PGM production from its mines, cash operating costs, the volume of activity in its PGM Recycling segment, changes in inventory balances and the timing of cash receipts from final customers. Mining productivity rates and ore grades affect both PGM production and cash costs of production. The reported net cash provided by operating activities for the first nine months of 2016 reflected primarily lower realized PGM prices from mining activity along with higher recycling working capital balances, which was partially offset by higher recycling earnings and decreased cash costs.
Changes in the cash costs and revenues per ounce of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Using metals market prices at September 30, 2016, a 10% reduction in annual PGM mined production would reduce annual cash flow from operations by an estimated $34.5 million.
Net cash used in investing activities for the nine months ended September 30, 2016, was approximately $71.9 million, comprised of $11.2 million of net purchases of short-term investments, $62.0 million of cash capital expenditures and offset by approximately $1.3 million in proceeds from the sale of long-term investments and the disposal of property, plant and equipment. For the nine months ended September 30, 2015, net cash used in investing activities was $159.5 million, comprised of $83.4 million of cash capital expenditures and approximately $76.5 million of net purchases of short-term investments.
Net cash used in financing activities in the nine months ended September 30, 2016 was $0.6 million, consisting primarily of principal payments on capital leases. For the nine months ended September 30, 2015, the net cash associated with financing activities was $62.5 million, mostly comprised of repurchasing portions of the Company's convertible debt and principal payments on the capital leases. Financing activities in 2015 included the repurchase of $61.6 million principal amount of the 1.75% Senior notes due 2032 and $1.7 million of the 1.875% Senior notes due 2028 for total consideration of $61.0 million. Refer to "Note 8 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion on the repurchase of a portion of the Company's convertible debentures.
At September 30, 2016, the Company’s cash and cash equivalents balance was $113.0 million, compared to $147.3 million at December 31, 2015. When combining highly liquid investments with available cash and cash equivalents, the Company’s balance sheet liquidity was $439.4 million at September 30, 2016 compared to $463.8 million at December 31, 2015. See "Note 12 - Investments", in the notes to the consolidated financial statements for more information related to the Company's investments. Net working capital was $532.9 million at September 30, 2016 compared to $523.0 million at December 31, 2015.
Outstanding balance sheet debt (current and long-term) reported at September 30, 2016, was approximately $269.1 million, up from the $255.8 million at December 31, 2015. The Company’s total principal debt includes approximately $268.6 million of 1.75% convertible debentures and $0.5 million of 1.875% convertible debentures. The $268.6 million of 1.75% convertible debentures represents the net discounted value of the 1.75% notes, first redeemable in 2019, valued against a borrowing rate of 8.5%, as the gross principal amount originally borrowed was $396.75 million. The total gross principal outstanding (before discounts and debt issuance costs) under the Company's long-term convertible debt obligations was $335.7 million at September 30, 2016.
The Company expects to make cash payments of $2.9 million for interest during the remaining three months of 2016 related to its outstanding debt obligations. The Company made cash payments for interest of $2.9 million for the nine months ended September 30, 2016, compared to $4.0 million for the same period of 2015.
CONTRACTUAL OBLIGATIONS
The Company's contractual obligations at December 31, 2015, are summarized in Item 7, "Management's Discussion and Analysis - Contractual Obligations" of the Company's Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2016. In the first nine months of 2016, there were no material changes in the Company's contractual obligations outside the ordinary course of business.

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

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except where noted)	2016	2015	2016	2015
OPERATING AND COST DATA FOR PGM MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	106.9	99.0	318.4	300.5
Platinum	31.9	29.1	94.8	87.9
Total	138.8	128.1	413.2	388.4
Tons milled	321.9	299.5	963.0	906.9
Mill head grade (ounce per ton)	0.46	0.45	0.46	0.45
Sub-grade tons milled (1)	23.9	33.6	66.6	88.5
Sub-grade tons mill head grade (ounce per ton)	0.15	0.14	0.15	0.15
Total tons milled (1)	345.8	333.1	1,029.6	995.4
Combined mill head grade (ounce per ton)	0.44	0.42	0.44	0.43
Total mill recovery (%)	92	92	92	92
Total mine concentrate shipped (tons) (3)	8,107	7,716	24,169	23,738
Platinum grade in concentrate (ounce per ton) (3)	4.19	3.93	4.19	3.89
Palladium grade in concentrate (ounce per ton) (3)	13.61	13.18	13.60	13.05
Costs of metals sold per PGM mined ounce	$498	$588	$503	$593
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$434	$465	$433	$511
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$174	$179	$174	$199
Stillwater Mine:
Ounces produced
Palladium	64.3	59.3	189.9	183.0
Platinum	19.7	17.7	58.1	54.5
Total	84.0	77.0	248.0	237.5
Tons milled	165.1	159.8	507.0	499.7
Mill head grade (ounce per ton)	0.54	0.50	0.52	0.49
Sub-grade tons milled (1)	9.2	22.1	26.0	57.1
Sub-grade tons mill head grade (ounce per ton)	0.22	0.16	0.23	0.18
Total tons milled (1)	174.3	181.9	533.0	556.8
Combined mill head grade (ounce per ton)	0.52	0.46	0.50	0.46
Total mill recovery (%)	93	92	93	93
Total mine concentrate shipped (tons) (3)	4,323	3,858	12,775	12,563
Platinum grade in concentrate (ounce per ton) (3)	5.03	4.91	5.04	4.68
Palladium grade in concentrate (ounce per ton) (3)	15.59	16.00	15.60	15.23
Costs of metals sold per PGM mined ounce	$468	$559	$478	$572
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$434	$441	$428	$507
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$209	$187	$199	$216

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except where noted)	2016	2015	2016	2015
OPERATING AND COST DATA FOR PGM MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	42.6	39.7	128.5	117.5
Platinum	12.2	11.4	36.7	33.4
Total	54.8	51.1	165.2	150.9
Tons milled	156.8	139.7	456.0	407.2
Mill head grade (ounce per ton)	0.38	0.40	0.39	0.40
Sub-grade tons milled (1)	14.7	11.5	40.7	31.4
Sub-grade tons mill head grade (ounce per ton)	0.10	0.10	0.10	0.10
Total tons milled (1)	171.5	151.2	496.7	438.6
Combined mill head grade (ounce per ton)	0.36	0.38	0.37	0.38
Total mill recovery (%)	90	91	90	91
Total mine concentrate shipped (tons) (3)	3,784	3,858	11,394	11,175
Platinum grade in concentrate (ounce per ton) (3)	3.23	2.96	3.24	3.01
Palladium grade in concentrate (ounce per ton) (3)	11.35	10.36	11.36	10.59
Costs of metals sold per PGM mined ounce	$544	$635	$542	$630
Total cash costs per PGM mined ounce - net of credits (Non-GAAP) (2)	$433	$500	$441	$517
Total cash costs per ore ton milled - net of credits (Non-GAAP) (2)	$138	$169	$147	$178

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

(3)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for average prices)	2016	2015	2016	2015
SALES AND PRICE DATA
Ounces sold
PGM Mine Production:
Palladium (oz.)	103.6	91.7	325.2	302.1
Platinum (oz.)	28.2	25.6	89.5	84.9
Total	131.8	117.3	414.7	387.0
PGM Recycling: (1)
Palladium (oz.)	69.2	53.2	160.4	136.9
Platinum (oz.)	40.6	29.6	87.5	78.1
Rhodium (oz.)	7.8	6.0	18.3	16.5
Total	117.6	88.8	266.2	231.5
By-products from Mine Production: (2)
Rhodium (oz.)	0.9	0.8	2.5	2.7
Gold (oz.)	2.6	2.5	8.1	7.9
Silver (oz.)	2.0	1.7	5.0	5.0
Copper (lb.)	262.3	221.0	830.3	744.1
Nickel (lb.)	387.8	342.0	1,184.9	1,130.5
Average realized price per ounce (3)
PGM Mine Production:
Palladium ($/oz.)	$679	$611	$591	$723
Platinum ($/oz.)	$1,076	$987	$1,001	$1,107
Combined ($/oz) (5)	$764	$693	$679	$807
PGM Recycling: (1)
Palladium ($/oz.)	$587	$737	$569	$771
Platinum ($/oz.)	$1,019	$1,111	$967	$1,181
Rhodium ($/oz)	$671	$1,027	$680	$1,130
Combined ($/oz) (5)	$742	$881	$708	$935
By-products from Mine Production: (2)
Rhodium ($/oz.)	$648	$808	$669	$1,020
Gold ($/oz.)	$1,328	$1,136	$1,261	$1,181
Silver ($/oz.)	$19	$15	$17	$16
Copper ($/lb.)	$1.95	$2.20	$1.93	$2.42
Nickel ($/lb.)	$3.86	$2.92	$3.23	$4.20
Average market price per ounce (4)
Palladium ($/oz.)	$677	$617	$591	$719
Platinum ($/oz.)	$1,085	$987	$1,003	$1,100
Combined ($/oz) (5)	$764	$698	$679	$802

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(2)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.

(3)	The Company’s average realized price represents revenues, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold.

(4)	The average market price represents the average London market for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
The Company utilizes certain non-GAAP financial measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Costs of metals sold - Mine Production, the Company's most directly comparable GAAP financial measure, in any period includes some portion of material mined and processed from prior periods as the process is completed. Consequently, while costs of metals sold - Mine Production (a GAAP measure included in the Company’s Consolidated Statements of Comprehensive Income (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP financial measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
While the Company believes that these non-GAAP financial measures may also be of value to outside readers, both as general indicators of the Company’s mining efficiency from period to period and as insight into how the Company internally measures its operating performance, these non-GAAP financial measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP financial measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in costs of metals sold - Mine Production, they cannot meaningfully be used to develop measures of earnings or profitability. A reconciliation of these measures to costs of metals sold - Mine Production, the most directly comparable GAAP financial measure, for each period shown is provided as part of the following tables, and a description of each non-GAAP financial measure is provided below.
Costs of Metals Sold - Mine Production: For the Company as a whole, this measure is equal to total costs of metals sold - Mine Production, as reported in the Company's Consolidated Statements of Comprehensive Income (Loss). For the Stillwater Mine and the East Boulder Mine, the Company segregates the expenses within total costs of metals sold - Mine Production that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of metals sold - Mine Production measures for the Stillwater Mine, and the East Boulder Mine are equal, in the aggregate, to total consolidated costs of metals sold - Mine Production as reported in the Company’s Consolidated Statements of Comprehensive Income (Loss).
When divided by the total PGM mined ounces sold in the respective period, Costs of metals sold - Mine Production, measured for each mine or combined, provides an indication of the level of combined cash costs incurred per PGM mined ounce sold in that period. Consequently, Total Combined Cash Costs per PGM mined ounce sold (Non-GAAP) is a general measure of operating efficiency, and is affected both by the level of Total Combined Cash Costs (Non-GAAP) and by the total of PGM mined ounces sold.
Total Combined Cash Costs (Non-GAAP): This non-GAAP financial measure is calculated as total costs of metals sold - Mine Production adjusted for the change in mined inventories to calculate Total Combined Cash Costs before by-product and recycling income credits, (Non-GAAP). From this calculation, the Company deducts by-product and recycling income credits to arrive at Total Combined Cash Costs, net of by-product and recycling income credits. Total Combined Cash Costs is a measure of extraction efficiency. The Company uses this measure as a comparative indication of the cash costs related to production and processing in its mining operations in any period. When divided by PGM ounces produced in the respective period, Total Combined Cash Costs, net of by-products and recycling income credits (Non-GAAP), measured for each mine or combined, provides an indication of the level of combined cash costs incurred per PGM ounce produced in that period.
When divided by the total ore tons milled in the respective period, Total Combined Cash Costs per PGM mined ounce, net of by-product and recycling income credits (Non-GAAP), measured for each mine or combined, provides an indication of the level of combined cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Combined Cash Costs per Ore Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Combined Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
Consolidated:

Costs of metals sold - Mine Production	$65,580	$69,004	$208,612	$229,676
Change in mined inventories (palladium and platinum)	4,652	(1,256)	(3,568)	(5,261)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$70,232	$67,748	$205,044	$224,415
By-product revenue credit	(6,116)	(5,004)	(17,378)	(18,663)
PGM Recycling income credit	(3,876)	(3,261)	(8,611)	(7,424)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$60,240	$59,483	$179,055	$198,328

PGM mined ounces sold	131.8	117.3	414.7	387.0
Costs of metals sold per PGM mined ounce	$498	$588	$503	$593

PGM mined ounces produced	138.8	128.1	413.2	388.4

Total combined cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$506	$529	$496	$578
By-product credit per mined ounce	(44)	(39)	(42)	(48)
Recycling income credit per mined ounce	(28)	(25)	(21)	(19)
Total combined cash costs PGM per mined ounce, net of by-product and recycling credits (Non-GAAP)	$434	$465	$433	$511

Ore tons milled	345.8	333.1	1,029.6	995.4

Total combined cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$203	$204	$199	$225
By-product credit per ore ton milled	(18)	(15)	(17)	(19)
Recycling income credit per ore ton milled	(11)	(10)	(8)	(7)
Total combined cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$174	$179	$174	$199

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
Stillwater Mine:

Costs of metals sold - Mine Production	$37,943	$40,290	$122,002	$140,053
Change in mined inventories (palladium and platinum)	4,057	(1,770)	(1,608)	(5,068)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$42,000	$38,520	$120,394	$134,985
By-product revenue credit	(3,166)	(2,599)	(9,054)	(10,131)
PGM Recycling income credit	(2,342)	(1,939)	(5,160)	(4,479)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$36,492	$33,982	$106,180	$120,375

PGM mined ounces sold	81.1	72.1	255.0	244.8
Costs of metals sold per PGM mined ounce	$468	$559	$478	$572

PGM mined ounces produced	84.0	77.0	248.0	237.5

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$500	$500	$486	$569
By-product credit per mined ounce	(38)	(34)	(37)	(43)
Recycling income credit per mined ounce	(28)	(25)	(21)	(19)
Total cash costs per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$434	$441	$428	$507

Ore tons milled	174.3	181.9	533.0	556.8

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$240	$212	$226	$242
By-product credit per ore ton milled	(18)	(14)	(17)	(18)
Recycling income credit per ore ton milled	(13)	(11)	(10)	(8)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$209	$187	$199	$216

Stillwater Mining Company
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per ounce and per ton data)	2016	2015	2016	2015
East Boulder Mine:

Costs of metals sold - Mine Production	$27,637	$28,714	$86,610	$89,623
Change in mined inventories (palladium and platinum)	595	514	(1,960)	(193)
Total cash costs, before by-product and recycling credits (Non-GAAP)	$28,232	$29,228	$84,650	$89,430
By-product revenue credit	(2,950)	(2,405)	(8,324)	(8,532)
PGM Recycling income credit	(1,534)	(1,322)	(3,451)	(2,945)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$23,748	$25,501	$72,875	$77,953

PGM mined ounces sold	50.8	45.2	159.7	142.2
Costs of metals sold per PGM mined ounce	$544	$635	$542	$630

PGM mined ounces produced	54.8	51.1	165.2	150.9

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$515	$573	$512	$594
By-product credit per mined ounce	(54)	(47)	(50)	(57)
Recycling income credit per mined ounce	(28)	(26)	(21)	(20)
Total cash cost, per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$433	$500	$441	$517

Ore tons milled	171.5	151.2	496.7	438.6

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$164	$194	$171	$204
By-product credit per ore ton milled	(17)	(16)	(17)	(19)
Recycling income credit per ore ton milled	(9)	(9)	(7)	(7)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$138	$169	$147	$178

Stillwater Mining Company
All-In Sustaining Costs
(Non-GAAP Financial Measure)
(Unaudited)
All-In Sustaining Costs (Non-GAAP): This non-GAAP financial measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with Costs of metal sold - Mine Production, the Company's most directly comparable GAAP financial measure and adding to it the change in mined inventories, and adjusting for the by-product and recycling income credits, domestic corporate general and administrative costs (excluding any depreciation and general and administrative costs of foreign subsidiaries) and that portion of total capital expenditures associated with sustaining the current level of mining operations. Capital expenditures, however, for Blitz and certain other one-time projects are not included in the calculation.
When divided by the total recoverable PGM mined ounces produced in the respective period, All-In Sustaining Costs per PGM Mined Ounce Produced (Non-GAAP) provides an indication of the level of total cash required to maintain and operate the mines per PGM ounce produced in the period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because the objective of PGM mining activity is to extract PGM material, the all-in cash costs per PGM mined ounce to produce PGM material, administer the business and sustain the operating capacity of the mines is a useful measure for comparing overall extraction efficiency between periods. This measure is affected by the total level of spending in the period and by the grade and volume of mined ore produced.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except $/oz.)	2016	2015	2016	2015
All-In Sustaining Costs
Costs of metals sold - Mine Production	$65,580	$69,004	$208,612	$229,676
Change in mined inventories (palladium and platinum)	4,652	(1,256)	(3,568)	(5,261)
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$70,232	$67,748	$205,044	$224,415
By-product revenue credit	(6,116)	(5,004)	(17,378)	(18,663)
PGM Recycling income credit	(3,876)	(3,261)	(8,611)	(7,424)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$60,240	$59,483	$179,055	$198,328
PGM Recycling income credit	3,876	3,261	8,611	7,424
Total combined cash costs, net of by-product credit (Non-GAAP)	$64,116	$62,744	$187,666	$205,752

Consolidated corporate general and administrative costs	$8,692	$8,911	$25,300	$27,652
Corporate depreciation included in consolidated corporate general and administrative costs	(93)	(125)	(303)	(377)
General and administrative costs - foreign subsidiaries	(585)	(375)	(1,607)	(1,244)
Total general and administrative costs	$8,014	$8,411	$23,390	$26,031

Total capitalized costs	$26,730	$27,142	$72,495	$88,319
Capital associated with expansion	(12,198)	(11,610)	(31,909)	(31,953)
Total Capital incurred to sustain existing operations	$14,532	$15,532	$40,586	$56,366

All-In Sustaining Costs (Non-GAAP)	$86,662	$86,687	$251,642	$288,149

PGM mined ounces sold	131.8	117.3	414.7	387.0
PGM mined ounces produced	138.8	128.1	413.2	388.4

Costs of metals sold per PGM mined ounce	$498	$588	$503	$593
All-In Sustaining Costs per PGM Mined Ounce Produced (Non-GAAP)	$624	$677	$609	$742
For a full description and reconciliation of this non-GAAP financial measure to a GAAP financial measure, see Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures section.

Stillwater Mining Company
Underlying Earnings (Loss)
(Non-GAAP Financial Measure)
(Unaudited)
Underlying Earnings (Loss) (Non-GAAP): This non-GAAP financial measure is considered by the Company to be reflective of the actual income / loss position. This non-GAAP financial measure provides to investors and analysts the ability to understand the results of the continuing operations of the Company relating to the production, processing and sale of PGMs, by excluding certain items that have a disproportionate impact on the results for the reported periods. The measure is calculated beginning with Net income (loss) attributable to common stockholders and adding back impairment charges, one-time event charges and charges infrequent to the Company's continuing operations and the income tax effect of such adjustments. Net loss attributable to noncontrolling interest has been adjusted for the noncontrolling interest's ownership percentage of any applicable impairment charges to which the noncontrolling interest has an ownership. The Company's determination of the components of Underlying earnings (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts.
Net income (loss) attributable to common stockholders is reconciled to Adjusted net income (loss) attributable to common stockholders and Underlying earnings (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$12,599	$(11,878)	$3,452	$(16,352)
Impairment of property, plant and equipment and non-producing mineral properties	—	—	—	46,772
Income tax effect of adjustment	—	—	—	(997)
Reorganization, net of tax	—	1,078	—	1,078
Loss on extinguishment of debt, net of tax	—	2,606	—	2,606
Adjusted net income (loss) attributable to common stockholders (Non-GAAP)	$12,599	$(8,194)	$3,452	$33,107
Impairment loss attributable to noncontrolling interest	—	151	—	11,808
Underlying earnings (loss) (Non-GAAP)	$12,599	$(8,043)	$3,452	$44,915

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
INTEREST RATE RISK
At September 30, 2016, all of the Company’s outstanding long-term debt obligations bore fixed rates of interest that are not subject to adjustment as current market interest rates change. Financing income earned on advance payments the Company makes to its recycling suppliers is generally linked to short-term inter-bank rates, which do fluctuate with market interest rates.
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
For the third quarters of 2016 and 2015, the Company experienced a minimal effect due to foreign currency fluctuations, mostly attributable to the stabilizing of the Argentine peso.

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
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at September 30, 2016, management determined that during the third quarter of 2016 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A
RISK FACTORS
The Company filed its Form 10-K with the Securities and Exchange Commission on February 22, 2016, which sets forth certain risk factors associated with the Company in Item 1A, Risk Factors therein.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 - Mine Safety Disclosures of the Company's Form 10-K. In the third quarter of 2016, the Company received a total of 26 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 - Mine Safety Disclosures" of this Quarterly Report on Form 10-Q for more information.
ITEM 6
EXHIBITS
See attached exhibit index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	October 28, 2016
		By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer

Date:	October 28, 2016
		By:	/s/ Christopher M. Bateman
Christopher M. Bateman
Chief Financial Officer

EXHIBITS

Number	Description

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