Form 10-K
period 2016-12-31
STILLWATER MINING CO /DE/
filed 2017-02-16
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐ YES    ☒  NO
At June 30, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common shares outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $1.3 billion based on the closing sale price as reported on the New York Stock Exchange on such date.
There were 121,235,862 shares of common stock, par value $0.01 per share, outstanding on February 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

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

Dilution	An estimate of the percentage of waste or low-grade mineralized rock which is included with the ore as part of normal mining practices in extracting an ore body.

Developed state	The portion of proven and probable ore reserves that is fully accessible and ready to mine at any point in time.

ETF	An exchange-traded fund is a security that tracks an underlying index, commodity or basket of assets like an index fund, but trades continuously like a stock on an exchange.

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

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and, therefore, involve uncertainties or risks that could cause actual results to differ materially from management's expectations. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “hopes,” “estimates,” “forecasts,” “predicts,” “projects,” “future,” “opportunity,” “likely,” “should,” “will,” “will continue,” “may” or similar expressions. Such statements also include, but are not limited to, comments regarding growing profitability; controlling costs; improving the efficiency of the Company's operations; strengthening the Company's financial and operating performance; managing the business through volatile metal prices; cash costs per mined ounce, All-in Sustaining Costs (AISC), general and administrative expenses, exploration expense and capital expenditures; potential liabilities, the usefulness of non-GAAP financial measures and the proposed transaction with Sibanye. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions and analyses made by the Company in light of its experience and the Company's perception of historical trends, current conditions, expected future developments, and other factors that are deemed appropriate. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, without limitation, Sibanye’s or the Company’s ability to complete the proposed transaction, the inability to complete the proposed transaction due to failure to obtain approval of the shareholders of Sibanye or the Company or other conditions in the Merger Agreement and changes in the market price of PGMs and / or uranium. Additional information regarding factors that could cause results to differ materially from management's expectations is described in "Item 1A - Risk Factors" in this Annual Report on Form 10-K.
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

PART I
ITEMS 1 AND 2
BUSINESS AND PROPERTIES
SUMMARY OF THE COMPANY
Stillwater Mining Company (the Company) is a Delaware corporation, incorporated in 1992, headquartered in Littleton, Colorado, and is listed on the New York Stock Exchange (NYSE) under the symbol "SWC." The Company is engaged in the development, extraction, processing, smelting and refining of palladium, platinum and associated metals (platinum group metals or PGMs) produced by mining a geological formation in south-central Montana known as the J-M Reef and recycling spent catalytic converters and other industrial sources. The Company is also engaged in expanding its mining development along the J-M Reef, and holds exploration-stage properties at the Marathon PGM copper property adjacent to Lake Superior in northern Ontario, Canada (Marathon) and at the Altar copper-gold property in San Juan province, Argentina.
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
The Company conducts mining operations at its Stillwater Mine near Nye, Montana and at its East Boulder Mine south of Big Timber, Montana. Ore extraction at both Montana mines takes place within the J-M Reef. A mill at each of the mining operations upgrades the mined production into a concentrated form. The Company operates a smelter and base metal refinery in Columbus, Montana which further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is then shipped to a third-party refiner for final refining before the PGMs are sold to third-parties.
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
The Company is currently developing the Blitz project, which is situated adjacent to its current operations at the Stillwater Mine. The Blitz project includes three principal elements: (i) a tunnel boring machine, or TBM, targeting to drive approximately 23,000 feet of access tunnel to the east from the existing Stillwater Mine infrastructure; (ii) a second underground drift parallel to the TBM drive and approximately 600 feet above it, driven by conventional methods; and (iii) the construction of a new surface portal and a decline intended to intersect the two Blitz drifts approximately four miles to the east of the existing Stillwater Mine facilities.
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation. See "Note 10 - Segment Information" to the Company's 2016 consolidated financial statements for more information.

TRANSACTION WITH SIBANYE
On December 9, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sibanye Gold Limited (“Sibanye”), Thor US Holdco Inc. and Thor Mergco Inc., an indirect wholly-owned subsidiary of Parent (“Merger Sub”), which provides that, among other things and subject to the terms and conditions therein, (1) Merger Sub will be merged with and into the Company and (2) at the effective time of the merger, each outstanding share of common stock of the Company, par value $0.01 per share (other than shares owned by the Company, Sibanye or their respective subsidiaries or shares with respect to which appraisal rights are validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive USD$18.00 per share in cash without interest.
The closing of the merger is subject to (1) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (2) the approval of the merger by the holders of a majority of Sibanye’s shares present and voting, (3) the approval of the related issuance of shares by Sibanye in a rights offering by the holders of at least 75% of Sibanye’s shares present and voting, (4) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), CFIUS clearance and the approval of the South African Reserve Bank, and (5) other customary conditions. Early termination of the waiting period applicable to the completion of the merger under the HSR Act was previously granted.

The Company currently expects to complete the merger in the second quarter of 2017. However, completion of the merger is subject to the satisfaction or waiver of the conditions to the completion of the merger, which are described above and include various regulatory clearances and approvals. It is possible that factors outside the control of the Company or Sibanye could delay the completion of the merger or prevent it from being completed at all. The Company expects to complete the merger promptly following the receipt of all required approvals.
2016 – YEAR IN REVIEW:
The Company’s liquidity remained strong during the year. The Company's cash and cash equivalents plus highly-liquid short-term investments, totaled $450.1 million (including $18.5 million of investments which have been reserved as collateral on undrawn letters of credit) at December 31, 2016. The Company reported a consolidated net income attributable to common stockholders of $9.5 million, equivalent to net income of $0.08 per diluted share, for the year ended December 31, 2016, compared to consolidated net loss attributable to common stockholders of $11.9 million, equivalent to a loss of $0.10 per diluted share, for the year ended December 31, 2015. The net income in 2016 compared to the net loss in 2015 was due to the $46.8 million (before-tax) impairment charge against the Marathon mineral properties recorded during the second quarter of 2015, and the pre-tax net loss of $4.0 million on the repurchase of a portion of the Company's 1.875% and 1.75% Convertible Debentures recorded in the third quarter of 2015, partially offset by lower PGM prices in 2016. Underlying earnings for 2016 were $10.6 million, after adjusting for transaction costs associated with the proposed acquisition of the Company by Sibanye of $1.1 million (net of tax). Underlying earnings in 2015 were $26.1 million (after-tax), after adjusting for an impairment charge, loss on repurchase of a portion of the Company's 1.875% and 1.75% Convertible Debentures and reorganization charges. Underlying earnings is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
The Company’s total revenues for 2016 and 2015 were $711.3 million, and $726.3 million, respectively. Mine Production segment revenues for 2016 were $405.1 million, a decrease of 2.6% from $415.8 million in 2015, as a result of a 9.7% decrease in the combined average realized price for mine production and offset by an 8.3% increase in mine production sales volumes. Revenues in 2014 included approximately $17.3 million from the release of constrained slag inventories at the Stillwater Mine during the third quarter.
PGM Recycling segment revenues decreased by 1.4% during 2016 to $305.9 million from $310.2 million in 2015, as a result of decreased metal prices which outweighed the increase in volumes of purchased recycling materials for the Company's own account. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015” and the Company's 2016 consolidated financial statements, each contained in this Annual Report on Form 10-K, for more information.
The following table sets forth the Company's revenues and ounces sold for the years 2016, 2015 and 2014, respectively:

Year ended December 31, (In thousands)	Revenues					Ounces Sold
	Palladium	Platinum	Rhodium	Other (1)	Total	Palladium	Platinum	Rhodium	Other (2)	Total
2016
Mine Production	$264,016	$117,350	$2,259	$21,445	$405,070	430	119	3	18	570
PGM Recycling	146,563	129,616	18,965	10,721	305,865	243	130	29	7	409
Other	—	—	—	400	400	—	—	—	—	—
Total	$410,579	$246,966	$21,224	$32,566	$711,335	673	249	32	25	979
2015
Mine Production	$275,527	$117,133	$3,059	$20,055	$415,774	397	110	3	16	526
PGM Recycling	144,292	132,436	24,611	8,817	310,156	198	118	24	—	340
Other	—	—	—	400	400	—	—	—	—	—
Total	$419,819	$249,569	$27,670	$29,272	$726,330	595	228	27	16	866
2014
Mine Production	$338,526	$167,892	$4,650	$24,942	$536,010	421	121	4	16	562
PGM Recycling	173,767	191,448	31,039	5,430	401,684	221	134	29	—	384
Other	5,517	—	5	403	5,925	6	—	—	—	6
Total	$517,810	$359,340	$35,694	$30,775	$943,619	648	255	33	16	952
(1) “Revenues - Other” includes gold, silver, nickel and copper by-product revenues from mine production; revenue from processing recycling materials on a toll basis and ounces acquired periodically in the open market and simultaneously resold to third parties.
(2) “Ounces Sold - Other” column includes gold and silver by-product ounces and recycled ounces sold. Not reflected in the “other” ounce column in the table above are approximately 1.6 million pounds of nickel sold in 2016 and 1.5 million pounds of nickel sold in each of the years 2015 and 2014 and approximately
1.1 million pounds of copper sold in 2016, 1.0 million pounds sold in 2015 and 0.9 million sold in 2014.

The Company's mining operations produced a total of 545,300 ounces of palladium and platinum in 2016, an increase of 4.7% from the 520,800 ounces produced in 2015. Total combined cash costs per ounce, net of by-product and recycling credits, (a non-GAAP financial measure of extraction efficiency further defined in Part II, Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures of this Annual Report on Form 10-K) averaged $438 in 2016, compared with $495 per ounce in 2015, a reduction of 11.5%. Lower total combined cash costs in 2016 were a result of lower labor costs, general reduction in materials and supplies, offset by lower recycling credits.
Recycling volumes fed to the smelter totaled 668,300 ounces of PGMs in 2016, up 21.3% from the 551,100 ounces fed in 2015. Approximately 401,100 ounces of PGMs were extracted and sold from recycling materials purchased (at prices reflecting the value of the contained PGMs) for the Company's own account in 2016, from the 340,200 ounces sold in 2015. This increase reflects the move in the contract mix between purchased ounces and tolled ounces. The Company’s combined average realization on recycling revenues (which include sales of palladium, platinum and rhodium) was $736 per ounce in 2016, compared to $886 in 2015. In addition to processing spent catalyst material purchased for its own account, the Company processed and returned 228,300 ounces of PGMs treated on a tolling basis in 2016, up 11.4% from the 205,000 toll ounces in 2015. Working capital associated with recycling activities (in the form of inventories and cash advances) was $85.0 million, $37.4 million and $61.5 million at December 31, 2016, 2015 and 2014, respectively. The increase in working capital is a result of additional purchased ounces in inventory at year end due to an increase in the volume of purchased catalyst relative to tolled catalyst in the second half of 2016.
In July 2014, the Company executed five-year supply and refining agreements with Johnson Matthey (JM) at competitive market prices. During 2016, 2015 and the last half of 2014, JM purchased all of the Company's mined production (excluding the platinum ounces delivered under a separate agreement with Tiffany & Co.). During the first half of 2014, the Company made all of its sales of mined PGMs either in the spot market or under mutually agreed short-term (one year or less) supply agreements. See "Note 3 - Sales” to the Company’s 2016 consolidated financial statements for more information.
Capital Expenditures

	December 31,
(In thousands)	2016	2015
Sustaining capital
Stillwater Mine	$38,332	$52,375
East Boulder Mine	16,709	15,116
Processing and Other	1,219	1,909
Total sustaining capital	$56,260	$69,400
Project capital
Blitz	46,043	27,658
Hertzler Tailings Expansion	259	6,346
Other	—	8,400
Total project capital	$46,302	$42,404
Total U.S. capital expenditures	102,562	111,804
Foreign capital expenditures	41	46
Total capital	$102,603	$111,850
Non-cash capitalized interest / depreciation	(10,329)	(9,347)
Change in accounts payable for capital expenditures	(3,578)	4,931
Cash capital spend for the period	$88,696	$107,434
Capital expenditures related to maintaining the developed state at the Stillwater Mine decreased 26.9% and increased 10.5% at the East Boulder Mine in 2016 as compared to 2015. The Stillwater Mine was restructured in 2015 which included a revised mine plan. Primary development and the associated infrastructure were maintained at a sustainable level as determined by the revised mine plan.

The Company spent $5.5 million on exploration activities during 2016, of which $3.9 million was spent at the Altar property in Argentina, $0.4 million at the Marathon properties in Canada, primarily for updating the project feasibility study, and $1.2 million for drilling in the Lower East area of the East Boulder Mine. Exploration expenditures during 2015 totaled $3.6 million, of which $2.3 million was spent at the Altar property in Argentina and $0.6 million at the Marathon properties in Canada, primarily for updating the project feasibility study and $0.7 million for drilling in the Lower East area of the East Boulder Mine. Exploration spending in 2014 totaled approximately $2.8 million, of which $2.0 million was spent on drilling at the Altar property and $0.8 million on the Marathon properties.
At December 31, 2016, the Company reported balance sheet debt totaling $274.8 million. This debt is comprised of (i) $274.3 million (face amount of $335.15 million) of 1.75% Convertible Debentures, first redeemable at the option of the holders on October 15, 2019, and (ii) $0.5 million of 1.875% Convertible Debentures, next redeemable at the option of the holders on March 15, 2018. Cash interest payments on the Company’s debt obligations are expected to be approximately $5.9 million in 2017.
SAFETY

Mining operations are labor intensive, and involve the use of heavy machinery and drilling and blasting techniques specific to a narrow-vein underground working environment. These operations have inherent risk due to the nature of underground mining and therefore are at the center of the Company’s extensive workplace safety systems. In addition, the Company’s metallurgical complex in Columbus, Montana utilizes smelting and refining processes that require careful attention to safety awareness. To help mitigate worker exposures in these environments, the Company's “G.E.T. (Guide, Educate, and Train) Safe” safety and health management system focuses on accident prevention through managing risk, continually seeking safer methods of mining and processing, and emphasizing employee awareness and training. Specific areas of focus include detailed workplace examinations; regular hazard recognition training; safety audits that focus on continual improvement and industry best practices; consistent adherence to safety standards; accident and incident investigations; near miss reporting and analysis; and use of focus teams drawn from the mining workforce. These proactive focus teams have succeeded in identifying and resolving many safety related challenges. Additionally, as part of the G.E.T. Safe System, the Company has developed and integrated 20 safety modules, as part of CORESafety, a U.S. mining industry safety initiative. The Company views incorporating CORESafety principals within G.E.T. Safe as an opportunity to enhance an already successful system and continue the pursuit of safety excellence.
For the year ended December 31, 2016, neither of the Company’s mines received any written notices from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. In addition, the Company's metallurgical complex had no outstanding OSHA violations at December 31, 2016. The metallurgical complex has been recognized repeatedly by the Montana Department of Labor and by OSHA as a leader in workplace safety.
At year-end 2016, the Company's overall reportable incidence rate (measured as reportable incidents per 200,000 man hours worked) for Company employees and contractors was 2.59 for 2016, a reduction of 14.2% from 3.02 in 2015.
2017 – LOOKING FORWARD
Pricing Background and Outlook
The price for platinum increased during 2016 and ended the year quoted in the London market at $898 per ounce, a 3.5% increase from the 2015 year-end.
According to JM (PGM Market Report November 2016), palladium was impacted by a record autocatalyst demand, outweighing investment offtake, and the improving recycling sector in 2016. Palladium ended 2016 quoted in the London market at $670 per ounce, up 20.7% for the year.
Looking at 2017, JM estimates that primary production is expected to be relatively flat for PGMs but secondary supply has the opportunity to increase after two consecutive weak years. Automotive demand for palladium is expected to have another strong year, however, platinum is predicted to be negatively impacted due to adopting new diesel loading strategies in Europe. JM expects palladium to remain in deficit for a sixth consecutive year as platinum may move into surplus in 2017 for the first time since 2011. Another potential risk or uncertainty is the direction of the world economy as 2017 progresses - if world economic conditions deteriorate, demand for PGMs could falter. See “Item 1A -Risk Factors - Volatility in the market price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability" for more information.

The Company's financial performance is closely linked to the price of palladium and, to a lesser extent, platinum. The Company's earnings and cash flows are sensitive to changes in PGM prices - based on 2016 revenues and costs, a 1% (or approximately $7 per ounce) change in the Company's average combined realized price for palladium and platinum would result in approximately a $7.1 million change to before-tax net income and a change to cash flows from operations of approximately $3.9 million.
One other key element of PGM markets in 2017 will be the relationship among various key currencies. Virtually all PGM sales transactions worldwide (with the possible exception of retail sales of platinum jewelry) are denominated in U.S. dollars. However, mining costs typically are incurred mostly in the local currencies of the country in which the mine is located. Weakening of the South African rand and Russian ruble relative to the U.S. dollar has served to increase the competitiveness of the South African and Russian PGM producers, as their costs in U.S. dollar terms have declined (or their revenues in local currency terms have increased, depending on the perspective).
Operational and Development Outlook
Capital spending in 2017 anticipates customary spending for equipment replacement and mine development, plus ongoing development spending (including capitalized interest and capitalized depreciation) for the Blitz development area adjacent to the Stillwater Mine. The Company expects to undertake a limited exploration program at Altar and will maintain baseline environmental monitoring activities at Marathon and Altar. This work will be expensed as incurred and is not included in capital spending.
The Company remains focused on the Blitz development (56 East development, 50 East TBM development and the Benbow decline) and progress on the critical path items to first production. The 53 East decline will provide access to the first production stope where initial production from the Blitz development will occur. This decline remains ahead of schedule. Blitz is adjacent to the existing Stillwater Mine operations and it is expected to ultimately extend new underground development approximately 23,000 feet to the east of the current mine operations on two levels. The permitting process for the Benbow access portal was completed in the third quarter of 2015. The Benbow access portal which is being developed at the far end of the two primary Blitz tunnels is designed to intersect the two tunnels from the surface, and will provide ventilation and emergency egress for the Blitz development area. The construction of the surface facilities is nearing completion and work started on the excavation of the Benbow decline in the third quarter of 2016 using a contractor and is progressing on schedule. In addition, considerable engineering work has been updated on the Blitz project. This new work has driven a substantial increase to the scope of the project with relatively minimal additional costs. As previously reported, Blitz is estimated to cost approximately $250 million, an increase of approximately $45 million from the $205 million estimate (of which approximately $111.6 million has been incurred through the end of 2016). The Company considers this increase to be a small escalation given the much expanded scope of the project and the acceleration of the production profile. The Company anticipates first production to occur in late 2017 or early 2018. Estimated costs (and costs incurred to date) do not include capitalized interest and capitalized depreciation. Additional capital will be required for expansion of the Stillwater Mine concentrator to treat the increased ore tonnage and the related work is currently underway.

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
For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50 foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. Quality Assurance / Quality Control (QA / QC) protocols are in place at both of the Company's Montana mines to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core (waste core) samples are submitted with the mineralized sample lots and compared. The QA / QC protocols are practiced on both resource delineation and development and production samples. The resulting data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks.
Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off grade and an economic cut-off grade. The geologic cut-off grade for both the Stillwater Mine and the East Boulder Mine falls in the range of 0.2 to 0.3 troy ounces of palladium plus platinum (Pd + Pt) per ton. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by available mill capacity, geologic character encountered at the mining face and incremental costs of processing the broken rock. See “Items 1 and 2 -Business and Properties – Proven and Probable Ore Reserves – Discussion” for discussion of reserve sensitivity to changes in PGM pricing.
Probable ore reserves estimations are based on longer projections than proven reserves, and projections up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef are used. Statistical modeling and the established continuity of the J-M Reef, as determined from results of 30 years of mining activity to date, support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserves determination are constrained by any known or anticipated restrictive geologic features.
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
SECURITIES AND EXCHANGE COMMISSION ORE RESERVE GUIDELINES
The U.S. Securities and Exchange Commission (SEC) has established guidelines contained in Industry Guide 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations) to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal, and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
The SEC’s economic guidelines historically have not constrained the Company’s ore reserves, and did not constrain the Company's ore reserves at December 31, 2016. Under these guidelines, ore may be classified as proven or probable if extraction and sale will result in positive cumulative undiscounted cash flows. The Company utilizes the historical trailing twelve-quarter average combined PGM market price in ascertaining these cumulative undiscounted cash flows.

The Company believes that it is appropriate to use a long-term weighted average price for measuring ore reserves; as such a price better matches the period over which the reserves will ultimately be mined. Should metal prices remain below the combined twelve-quarter trailing weighted average price for an extended period, this average (which was $800 at December 31, 2016, based on a price of $703/oz. for palladium and $1,141/oz. for platinum) would decline and could result in a reduction of the Company’s reported ore reserves.
The Company’s Technical and Ore Reserve Committee, a committee of its Board of Directors (Board), met two times during 2016 with management and third-party independent outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2016, and has met with management and with the Company’s independent consultant on ore reserves to discuss the conclusions of this review.
RESULTS
The December 31, 2016, ore reserves for the Montana operations were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third-party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1992. Behre Dolbear has consented to be a named expert herein. See “Item 1A -Risk Factors – Ore reserve estimates are inherently imprecise and may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results” for further information.
PROVEN AND PROBABLE ORE RESERVES
The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2017 mining plans at each mine, the year-end 2016 proven ore reserves of 3.2 million tons at the Stillwater Mine and 2.8 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities.
The grade of the Company’s J-M Reef ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The combined average mill head grade for all tons processed from the Stillwater Mine for the year 2016 was 0.49 PGM ounces per ton of ore compared to a combined average mill head grade of 0.46 and 0.50 PGM ounces per ton of ore in 2015 and 2014, respectively. During 2016 the combined average mill head grade for all tons processed from the East Boulder Mine was approximately 0.37 PGM ounces per ton of ore compared to a combined average mill head grade of 0.38 PGM ounces per ton of ore in 2015 and 2014. Concentrator feeds at both Montana mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is available capacity in the concentrator. See “Item 1A -Risk Factors – An extended period of low PGM prices could result in a reduction of ore reserves and potential asset impairment charge" for further information.
At December 31, 2016, 2015 and 2014 the Company’s proven and probable ore reserves in the J-M Reef were as follows:

TOTAL MONTANA MINES
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2016
Proven Reserves	5,978	0.50	2,992	2,512
Probable Reserves	39,684	0.46	18,207	15,375
Total Proven and Probable Reserves (1)	45,662	0.46	21,199	17,887
At December 31, 2015
Proven Reserves	5,880	0.51	2,987	2,492
Probable Reserves	37,581	0.45	16,924	14,220
Total Proven and Probable Reserves (1)	43,461	0.46	19,911	16,712
At December 31, 2014
Proven Reserves	6,166	0.51	3,140	2,634
Probable Reserves	42,732	0.45	19,086	16,206
Total Proven and Probable Reserves (1)	48,898	0.45	22,226	18,840

STILLWATER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2016
Proven Reserves	3,202	0.59	1,898	1,572
Palladium		0.46	1,481	1,219
Platinum		0.13	417	353
Probable Reserves	15,123	0.57	8,569	7,091
Palladium		0.44	6,685	5,499
Platinum		0.12	1,884	1,592
Total Proven and Probable Reserves (1)	18,325	0.57	10,467	8,663
Palladium		0.45	8,166	6,718
Platinum		0.13	2,301	1,945
At December 31, 2015
Proven Reserves	3,248	0.60	1,932	1,593
Palladium		0.47	1,509	1,237
Platinum		0.13	423	356
Probable Reserves	12,101	0.57	6,900	5,688
Palladium		0.45	5,389	4,416
Platinum		0.12	1,511	1,272
Total Proven and Probable Reserves (1)	15,349	0.58	8,832	7,281
Palladium		0.45	6,898	5,653
Platinum		0.13	1,934	1,628
At December 31, 2014
Proven Reserves	3,351	0.57	1,984	1,635
Palladium		0.46	1,551	1,270
Platinum		0.13	433	365
Probable Reserves	12,619	0.56	7,120	5,868
Palladium		0.44	5,564	4,559
Platinum		0.12	1,556	1,309
Total Proven and Probable Reserves (1)	15,970	0.57	9,104	7,503
Palladium		0.45	7,115	5,829
Platinum		0.12	1,989	1,674

EAST BOULDER MINE
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (2) (000’S)
At December 31, 2016
Proven Reserves	2,776	0.39	1,094	940
Palladium		0.31	856	731
Platinum		0.08	238	209
Probable Reserves	24,561	0.39	9,638	8,284
Palladium		0.31	7,543	6,440
Platinum		0.08	2,095	1,844
Total Proven and Probable Reserves (1)	27,337	0.39	10,732	9,224
Palladium		0.31	8,399	7,171
Platinum		0.08	2,333	2,053
At December 31, 2015
Proven Reserves	2,632	0.40	1,055	899
Palladium		0.31	826	699
Platinum		0.09	229	200
Probable Reserves	25,480	0.39	10,024	8,532
Palladium		0.31	7,845	6,633
Platinum		0.08	2,179	1,899
Total Proven and Probable Reserves (1)	28,112	0.40	11,079	9,431
Palladium		0.31	8,671	7,332
Platinum		0.09	2,408	2,099
At December 31, 2014
Proven Reserves	2,815	0.41	1,156	999
Palladium		0.32	905	776
Platinum		0.09	251	223
Probable Reserves	30,113	0.40	11,966	10,338
Palladium		0.31	9,365	8,035
Platinum		0.09	2,601	2,303
Total Proven and Probable Reserves (1)	32,928	0.40	13,122	11,337
Palladium		0.31	10,270	8,811
Platinum		0.09	2,852	2,526
(1) Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and / or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and / or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserves estimate gives effect to these assumptions. Using the Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2016, of approximately $800 per ounce ($703/oz. for palladium and $1,141/oz. for platinum), the Company’s ore reserves at each mine are projected to generate positive undiscounted cash flows over the life of the reserve. See “Item 1A - Risk Factors” and “Cautionary Information Regarding Forward-Looking Statements” for further information.
(2) Contained ounces net of estimated mining and processing losses.

DISCUSSION
The Company’s mine development efforts over the past several years have focused on converting probable ore reserves to proven ore reserves. At December 31, 2016, the Company’s total proven palladium and platinum ore reserves in the J-M Reef were 6.0 million tons at an average grade of 0.50 ounces per ton, containing an estimated 3.0 million ounces of palladium and platinum. This represented a net increase of 0.2% in proven contained ounces compared to the proven ore reserves reported at December 31, 2015. The Company’s total probable palladium and platinum ore reserves at December 31, 2016, were 39.7 million tons at an average grade of 0.46 ounces per ton, containing approximately 18.2 million ounces of palladium and platinum. This represented a net increase of 7.6% in probable contained ounces compared to the probable ore reserves reported at December 31, 2015. Combined, the Company’s total proven and probable palladium and platinum ore reserves at December 31, 2016, were 45.7 million tons at an average grade of 0.46 ounces per ton, containing an estimated 21.2 million ounces of palladium plus platinum – a net an increase of approximately 6.5% in total proven and probable contained ounces from the 19.9 million ounces reported at December 31, 2015.
In 2016, proven and probable ore tons increased 5.1% and contained ounces reflected an increase of 6.5% from the respective amounts reported at December 31, 2015. In 2015, proven and probable ore tons decreased 11.1% while contained ounces decreased by 10.4% from those reported at December 31, 2014. Total contained ounces in proven and probable ore reserves have decreased by approximately 4.6% from those reported at December 31, 2014.
The Stillwater Mine's proven and probable ore reserves at year-end 2016 increased by 19.4% in terms of ore tons from the respective proven and probable ore reserves reported at year-end 2015. The East Boulder Mine's proven and probable ore reserves at year-end 2016 decreased by 2.8% in ore tons from those reported at year-end 2015. Overall, the Company’s estimated proven and probable ore reserves based on ore tons increased by 5.1% in 2016. The increase in probable ore reserves was driven by increases in the Blitz project area and increased area in the far west portion of the Stillwater Mine. The Company’s ore reserve determination for 2016, calculated at December 31, 2016, was limited by geologic certainty and not by economic constraints.
The following table compares 2016 and 2015 year-over-year proven and probable ore reserves for the Montana mining operations:

	At December 31, 2016			At December 31, 2015			Tonnage	Ounce
	Tons	Grade	Ounce	Tons	Grade	Ounce	Change	Change
Stillwater Mine
Proven	3,202	0.59	1,898	3,248	0.60	1,932	(1.4%)	(1.8%)
Probable	15,123	0.57	8,569	12,101	0.57	6,900	25.0%	24.2%
Sub-Total	18,325	0.57	10,467	15,349	0.58	8,832	19.4%	18.5%
East Boulder Mine
Proven	2,776	0.39	1,094	2,632	0.40	1,055	5.5%	3.7%
Probable	24,561	0.39	9,638	25,480	0.39	10,024	(3.6%)	(3.9%)
Sub-Total	27,337	0.39	10,732	28,112	0.40	11,079	(2.8%)	(3.1%)
Total
Proven	5,978	0.50	2,992	5,880	0.51	2,987	1.7%	0.2%
Probable	39,684	0.46	18,207	37,581	0.45	16,924	5.6%	7.6%
Total	45,662	0.46	21,199	43,461	0.46	19,911	5.1%	6.5%
Changes in proven and probable ore reserves are due to the net effect of the following:

•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven ore reserves are mined, (See Item 6 - Selected Financial Data for prior year production data and concentrator recoveries),

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves, and

•	Additions and deletions from adjustments to ore reserves estimation factors and mine planning criteria.
The cut-off grade used in mine planning ranges from 0.2 to 0.3 troy ounces of palladium and platinum per ton for the Stillwater Mine and is 0.2 troy ounces of palladium and platinum per ton for the East Boulder Mine. The economic value of this cut-off grade varies with palladium and platinum prices and with the cost and efficiency of the different mining methods employed.

CURRENT OPERATIONS
Montana Properties and Facilities - February 2017

191
SWEETGRASS COUNTY
BIG TIMBER
YELLOWSTONE RIVER
STILLWATER COUNTY
87
72
BILLINGS
89
90
298
BOULDER RIVER
90
LIVINGSTON
McLEOD
COLUMBUS
LAUREL
90
YELLOWSTONE RIVER
STILLWATER RIVER
78
METALLURGICAL COMPLEX, RECYCLING FACILITIES
YELLOWSTONE COUNTY
EAST BOULDER MINE
89
E. BOULDER RIVER
ABSAROKEE
420
FISHTAIL
NYE
419
212
CARBON COUNTY
310
MINE CLAIMS
PARK COUNTY
STILLWATER MINE
BIG HORN COUNTY
78
STILLWATER RIVER
BEARTOOTH MOUNTAIN RANGE
72
RED LODGE

MINING OPERATIONS
Mine production of palladium and platinum totaled 545,300 ounces for the year ended December 31, 2016, an increase of 4.7% from the 520,800 ounces produced in 2015.
Costs of metals sold per PGM mined ounce is the Company's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, and AISC per PGM mined ounce produced, both non-GAAP financial measures. The Company's consolidated costs of metals sold per mined ounce of palladium and platinum was $509 per ounce for the year ended December 31, 2016 compared to $579 per ounce in 2015, a 12.1% decrease. The measurement of total cash costs per PGM mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment income (before income taxes). The table below illustrates the effect of applying these credits to the combined cash costs per PGM mined ounce, (net of credits) for the combined Montana mining operations. Total combined cash costs per PGM mined ounce, net of by-product and recycling credits (a non-GAAP financial measure) averaged $438 per ounce for the year ended December 31, 2016, a decrease of 11.5% mainly due to an increase of 4.7% in production for the full year of 2016 when compared to 2015. See "Item 6 - Selected Financial Data - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures." Note that, for historical reasons, the Company’s measurement of total cash costs per mined ounce customarily has been reported net of credits for sales of by-products from mining and also net of PGM Recycling segment margins. The table below illustrates the effect of by-product and recycling credits on the total combined cash costs per mined ounce net of credits for the combined Montana mining operations.

Cash Costs Per Mined Ounce - Combined Montana Mining Operations	Full Year 2016	Full Year 2015
Costs of metals sold per PGM mined ounce	$509	$579

Total combined cash costs per PGM mined ounce, net of by-product and recycling credits *	$438	$495
By-product revenue credit per mined ounce	43	44
PGM Recycling income credit per mined ounce	23	19
Total combined cash costs per PGM mined ounce, before by-product and recycling credits *	$504	$558
* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.

STILLWATER MINE
The underground Stillwater Mine near Nye, Montana accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater River Valley. The mine began operations in 1986. All surface structures and tailings management facilities are located within the 2,414 acre Stillwater Mine operating permit area which is administered collectively by the Montana Department of Environmental Quality (DEQ) and the United States Forest Service (USFS). Ore reserves developed at the Stillwater Mine are controlled by patented and unpatented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources to conduct its current operations. See “Item 1A - Risk Factors – Certain of the Company's properties are subject to title risk, particularly related to the validity of unpatented mining claims” for further information.
The Stillwater Mine accesses and has developed a 6.8 mile-long underground segment of the J-M Reef, on various levels between 1,700 and 7,500 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950 foot vertical shaft from the valley floor and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Eight main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Additional principal levels have been developed below the 5000 level, accessed from the vertical shaft and associated ramp systems. Extensive underground rail haulage has been installed on the 5000 level to the west of the adit and 3500 levels to the west of the shaft, with rail being installed on the 2000 level. Ore from the region of the mine below the 5000 level is hauled by truck and / or rail to the shaft, where it is crushed and hoisted out of the mine. The Company is continuing to develop a decline system and additional principal mining levels to access and develop to the west and deeper areas in the central part of the mine. At the end of 2016 this decline system extended through the 1900 level and nearly to the 1700 level.
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
Since 1994, the Company has used two mechanized mining methods: ramp-and-fill and sub-level stoping. Ramp-and-fill is a mining method in which a series of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven within or adjacent to the ore body, allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef, approximately 30 feet high and whose length varies due to ore body requirements and associated ground conditions are extracted utilizing mobile long-hole drills and remote-control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste or sand backfill as appropriate. Traditionally, captive cut-and-fill has been viewed as being more selective in nature than either ramp-and-fill or sub-level stoping, but it also requires miners with specialized skills and is generally less productive. Other factors considered in determining the most appropriate mining method for each area include the amount of ancillary development required, as well as the ore grade and ground conditions expected. The Company determines the appropriate mining method to be used on a stope-by-stope basis utilizing engineering and economic analysis.
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

In 2016, approximately 60% of the tailings material from the mill was returned to the mine and used as underground fill material to provide support for additional mining activities. The balance was placed in permitted tailings containment areas on the surface. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. In 1998 the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, located approximately eight miles from the mine and generally referred to as the Hertzler impoundment, was placed into operation in late 2000. During 2015, the Company completed construction of the third and final permitted expansion of the Hertzler Tailings Facility allowing for tailings placement through approximately 2030 based on current operating parameters. See “Items 1 and 2 - Business and Properties - Regulatory and Environmental Matters – Permitting and Reclamation” for further information.
During 2016, ore and reef waste production at the Stillwater Mine averaged 1,954 tons per day, compared to the 2,049 tons per day produced in 2015. Historically, mill recovery of the PGMs contained in the ore has been approximately 92.9%. The Stillwater Mine produced 327,000 ounces of palladium and platinum, an increase of 2.3% from the 319,800 ounces produced in 2015. The Stillwater Mine’s total costs of revenues in 2016 were $164.0 million and costs of metals sold per PGM mined ounce was $486. Costs of metals sold per PGM mined ounce is Stillwater Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Total cash costs, net of by-product and recycling credits, (a non-GAAP financial measure) averaged $437 per ounce in 2016 compared to $487 per ounce in 2015. The lower costs for the year ended December 31, 2016 are principally the result of a reduced labor force at the Stillwater Mine, higher production volumes, which resulted from improved mining practices, higher grades and higher mill recoveries as well as the implementation of various cost reduction initiatives. Before taking the benefit of recycling and by-product sales credits into account, the Stillwater Mine’s total cash costs averaged $498 per ounce in 2016 and $545 per ounce in 2015.

Cash Costs Per Mined Ounce - Stillwater Mine	Full Year 2016	Full Year 2015
Costs of metals sold per PGM mined ounce	$486	$558

Total cash costs per PGM mined ounce, net of by-product and recycling credits *	$437	$487
By-product revenue credit per mined ounce	38	39
PGM Recycling income credit per mined ounce	23	19
Total cash costs per PGM mined ounce, before by-product and recycling credits *	$498	$545
* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
EAST BOULDER MINE
The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles south of the town of Big Timber and is accessed by a public road. The East Boulder Mine is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. Development of the East Boulder Mine began in 1998, and the mine commenced commercial production effective January 1, 2002 and is actively mining approximately 3.2 horizontal miles underground along the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly-owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the Custer Gallatin National Forest and administered by the DEQ and USFS. All surface facilities, including the tailings management complex, are located within a 1,630 acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company.
From the surface facilities at the East Boulder Mine, the J-M Reef is accessed by two 18,500 foot long, 15 foot diameter horizontal rail adits driven into the mountain. These two parallel tunnels intersect the ore body deep within the mountain at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is accessed from eight levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 85,000 feet in length, and from three primary ramps totaling approximately 37,700 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal.

The Company processes ore from the East Boulder Mine through a surface concentrator facility (mill) adjacent to the two portals. The mill has a permitted throughput capacity of 2,000 tons per day. Crushed mine ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuits to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry, which then is agitated in a froth flotation circuit to separate the valuable sulfides from the waste rock. In this circuit, the sulfide minerals are successively floated, recycled, re-ground and re-floated to produce a concentrate suitable for further processing. The final flotation concentrate, which represents approximately 2.5% of the original ore weight, is filtered, placed in large bins and then transported by truck to the Company’s metallurgical complex in Columbus, Montana.
In 2016, approximately 50% of the East Boulder Mine tailings material from the mill was returned to the mine and used as underground fill material to provide support for additional mining activities. The balance was placed in permitted tailings containment areas on the surface. The remaining permitted impoundment area has an estimated staged life of approximately 15 years at the original planned production and processing rate of 2,000 tons per day.
During 2016, ore and reef waste production at the East Boulder Mine averaged 1,755 tons per day representing a 10.4% increase from the 1,589 tons per day produced in 2015. Mill recovery of the PGMs contained in the ore was 90% in 2016, consistent with the 2015 performance. The East Boulder Mine produced 218,300 returnable ounces of palladium and platinum in 2016, an increase of 8.6% from the 201,000 ounces of PGMs produced in 2015. The East Boulder Mine’s total costs of revenues for 2016 were $115.3 million and costs of metals sold per PGM mined ounce for 2016 was $545. Costs of metals sold per PGM mined ounce is East Boulder Mine's most directly comparable GAAP financial measure to total cash costs, net of credits, per PGM mined ounce, a non-GAAP financial measure. Total cash costs per PGM mined ounce, net of by-product and recycling credits, (a non-GAAP financial measure) were $441 per ounce in 2016 compared to $508 per ounce in 2015 a decrease of approximately 13.2%. The improvement in cash costs per ounce reflects the increased mine output and continuing cost reduction and productivity improvement initiatives. Excluding the benefit of recycling and by-product credits, total cash costs were $516 per ounce in 2016 and $581 per ounce in 2015.

Cash Costs Per Mined Ounce - East Boulder Mine	Full Year 2016	Full Year 2015
Costs of metals sold per PGM mined ounce	$545	$616

Total cash costs per PGM mined ounce, net of by-product and recycling credits *	$441	$508
By-product revenue credit per mined ounce	52	53
PGM Recycling income credit per mined ounce	23	20
Total cash costs per PGM mined ounce, before by-product and recycling credits *	$516	$581
* These are non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
METALLURGICAL COMPLEX
SMELTER
The Company owns and operates a smelting facility situated along Interstate 90 in Columbus, Montana. The smelting facility consists of a concentrate drying plant, two electric furnaces, two top blown rotary converters (TBRCs), a matte granulator, and gas handling and solution regeneration systems. During 2009 the Company completed construction of a new primary 150 ton-per-day smelter furnace. This second, larger furnace allows room for growth in future processing volumes, partially mitigates potential operational risk by providing some redundancy (virtually all of the Company’s metal production is dependent on the availability of the smelting facility), and provides capacity for the Company to continue processing during periodic scheduled maintenance shutdowns. After stripping out the old refractory material from the original furnace during 2010, the furnace structure was re-bricked during 2011 and reconfigured during 2012 as a “slag cleaning” furnace. In this configuration, slag tapped from the primary furnace is transferred into the original furnace, providing additional residence time for PGM matte to separate from the slag material, with the intent of increasing metal recoveries. Reconfigured as such, the slag cleaning furnace also serves as a backup for the primary furnace if needed.

Concentrates from the mine sites are transported by truck to the smelter, dried, and fed into the electric furnace. In the furnace, the concentrates are commingled with spent catalyst materials collected by the Company’s recycling business segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on top of the heavier nickel-copper PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then re-melted and processed in a TBRC, which extracts iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metal refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing approximately 1.5% to 2.5% PGMs. The TBRC slag is also granulated and returned to the electric furnace for recovery of any contained PGMs. Any residual slag from the slag cleaning furnace is periodically tapped from the furnace, cooled and returned to the Stillwater Mine concentrator for reprocessing.
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
The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to JM under a toll-processing agreement that provides the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity palladium and platinum sponge; and refined rhodium, gold and silver are also separately returned to the Company’s account. Refined metals from the Company's mine production are sold to JM and Tiffany & Co.; refined metals from the Company's recycling segment are normally delivered to the Company’s counterparties. The Company pays its refiner a per-ounce refining charge for toll processing of the refined filter cake, and the refiner also retains a small percentage of the contained metals.
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
In connection with acquiring spent automotive catalysts for recycling, the Company may advance funds to its established suppliers prior to receiving the physical material in order to facilitate procurement efforts. Total outstanding procurement advances to recycling suppliers totaled $6.8 million, $4.4 million and $7.3 million at December 31, 2016, 2015 and 2014, respectively. The Company normally advances against a portion of the value of specific shipments that either are on the dock or are physically in transit to the Company’s processing facilities.
Recycled PGM ounces sold in 2016 increased to 401,100 ounces from 340,200 ounces in 2015 a 17.9% increase. In addition to material purchased for its own account, the Company processed 228,300 ounces of PGMs on a tolling basis in 2016, an 11.4% increase over the 205,000 tolled ounces in 2015. In total, recycled volumes fed to the smelter in 2016 were 668,300 PGM ounces, an increase of 21.3% from 551,100 ounces in 2015. The increased volumes in 2016 reflect a gain in market share from purchased catalysts.

The Company records revenue and costs of metals sold for the processing of these recycled materials separately from mine production revenue and costs. Revenues from PGM recycling decreased to $305.9 million in 2016, from $310.2 million in 2015 and $401.7 million in 2014. Recycling costs of metals sold were $294.9 million, $300.7 million and $391.5 million for 2016, 2015 and 2014, respectively. The largest share of recycling costs is associated with purchasing material for processing. Earnings before tax from the PGM Recycling segment in 2016, 2015 and 2014, including financing charges to customers, were $12.4 million, $10.2 million and $11.7 million, respectively.
Because of the quantities of purchased recycling material typically processed through its smelter and base metal refinery and the time required for processing, the Company normally carries large inventories of recycling material in process. As part of the Company's risk mitigation program the related ounces are typically hedged so the Company is not exposed to commodity price fluctuation on this material. Working capital associated with these recycling activities, which includes inventories and advances, was $85.0 million, $37.4 million and $61.5 million at December 31, 2016, 2015 and 2014, respectively.
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
A key element of the Company’s development activities at its Montana mines consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder mines, which provides access for definition drilling and evaluation. These ongoing activities also include constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine planning to replace depleted ore reserves. Costs incurred in connection with capitalized mine development at the Company's existing mining operations (excluding the Blitz development in 2016 and 2015 and excluding both the Blitz and Graham Creek developments in 2014) were $43.3 million, $57.0 million and $68.6 million in 2016, 2015 and 2014, respectively. These capitalized mine development costs are included in total capital outlays. Development spending at the Montana mining operations in 2017 is planned to be broadly similar to 2016.
The following table outlines measures used by the Company to gauge progress on resource development activities:

Location and Development Activity	2016	2015	2014
Stillwater Mine
Primary development (equivalent feet)(1)	34,500	35,100	30,930
Footwall lateral (equivalent feet)(1)	13,300	13,670	10,760
Definition drilling (feet)	339,730	412,560	354,500
East Boulder Mine
Primary development (equivalent feet)(1)	7,800	6,300	11,460
Footwall lateral (equivalent feet)(1)	2,400	3,100	7,850
Definition drilling (feet)	170,100	310,346	172,800
(1) Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).

The Company is continuing to develop new mining infrastructure adjacent to its current operations along the J-M Reef. The Blitz development includes three principal elements: (i) a TBM, targeting to drive approximately 23,000 feet of access tunnel to the east from the existing Stillwater Mine infrastructure; (ii) a second underground drift parallel to the TBM drive and approximately 600 feet above it, driven by conventional methods; and (iii) the construction of a new surface portal and a decline intended to intersect the two Blitz drifts approximately four miles to the east of the existing Stillwater Mine facilities. During 2015, the Company received the permit and initiated construction of surface facilities to support the Benbow portal and a decline. Construction of the decline commenced in the third quarter of 2016. The new surface portal is being conventionally driven and is intended to provide ventilation and emergency egress for the Blitz area. The TBM acquired for Blitz was fully commissioned during the fourth quarter of 2012 and is currently in operation. Construction of the second conventional drift is also in progress. As these drives advance, definitional and probe drilling will be performed to further enhance the Company’s understanding of the geology in this area. As previously reported, total costs for the Blitz development are expected to increase $45 million to approximately $250 million, from the $205 million estimate of which approximately $111.6 million has been incurred through the end of 2016. Estimated costs (and costs incurred to date) do not include capitalized interest and capitalized depreciation.
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
During 2016, the Company conducted a limited exploration program at Marathon. The Company intends to test a number of exploration targets with a modest drill program at Marathon in 2017.
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
The field season in the Andes Mountains typically extends from December through April. The Company's 2014 through 2015 exploration program did not include drilling and was limited to surface mapping and collection of baseline environmental data. During 2016, the Company drilled 4,931 meters in eight holes plus one hole extension. 2016 drilling resulted in discovery of a new copper-gold porphyry stock southeast of the QDM gold resource. The objectives for the 2017 exploration season include a limited (5,500 to 6,500 meter) program of diamond drilling to further test the porphyry discovered in 2016, test additional targets generated in prior years, plus continue with surface mapping and collection of baseline environmental data. The Company has posted a technical report that summarizes the cumulative drill results through 2013 on its website, www.stillwatermining.com.
The Company continues to review alternatives for optimizing its investment in the Altar mineral property. The Company intends to make the necessary annual expenditures required in order to maintain the Company's good standing and preserve its asset position at Altar while it evaluates alternatives for the Altar project. Future levels of exploration spending at Altar will be evaluated year by year.
OTHER PROPERTIES
The Company owns a warehouse facility in Columbus, Montana and leases office space in Columbus, Montana and Littleton, Colorado. The Company owns parcels of rural land in Stillwater and Sweet Grass Counties in Montana near its Montana mines and metallurgical complex and additional commercial properties in the communities of Columbus and Big Timber, Montana. Subsidiaries of the Company own residential and commercial properties in Marathon, Ontario which are used as support facilities for operations and exploration projects at the Marathon properties. The Company’s subsidiaries lease office space in Argentina and Chile. The Company’s corporate office is located in the office space leased in Littleton, Colorado. The annual expense for the office leases in Montana and Colorado totals approximately $0.1 million.

EMPLOYEES
At December 31, 2016, the Company employed 1,432 people. The following table shows the distribution of Company employees (excluding contractors) involved in each of the Company's activities:

SITE	December 31,
	2016	2015	2014
Stillwater Mine	791	784	942
East Boulder Mine	402	410	419
Smelter and Refinery Complex	170	178	187
Administrative Support	59	58	61
Canadian Operations	2	2	3
South American Operations	8	7	7
Total	1,432	1,439	1,619
The Company's represented workforce at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steel Workers of America (USW) and are covered under two separate collective bargaining agreements. The Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with the USW Local 11-0001, which expires June 1, 2019, with re-negotiation (for wages only) in 2017. The East Boulder Mine collective bargaining agreement with the USW Local 11-0001, expires December 31, 2019, with re-negotiation (for wages only) in 2017.
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
During 2016, JM purchased all of the Company's mined PGM production (excluding the platinum ounces delivered under a separate agreement with Tiffany & Co.). Approximately 56.9% of the Company's total revenues for the year ended December 31, 2016 were derived from mine production.
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
PGM SALES AND HEDGING
MINE PRODUCTION
The Company sells its palladium, platinum, rhodium, gold and silver through established trading relationships. Refined PGMs of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. After final refining, by-product gold, silver and rhodium are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products from the Company’s base metal refinery are produced at less than commercial grade, so prices for these metals typically reflect a modest quality discount. By-product sales are included in revenues from mine production. During 2016, 2015 and 2014, total revenues from by-product (copper, nickel, gold, silver and mined rhodium) sales were $23.7 million, $23.1 million and $29.6 million, respectively.
The Company has a market-based platinum supply agreement in place with Tiffany & Co., through the end of 2017. At present the Company sells the remainder of its PGM mine production to JM under a five-year arrangement that commenced in July, 2014. Pricing is based on spot prices.

Currently, none of the Company’s mine production is committed under forward sales or other hedging arrangements that would result in a firm price well in advance of delivery. See "Note 6 - Derivative Instruments” to the Company’s 2016 consolidated financial statements for further information.
PGM RECYCLING
The Company has available capacity in its smelter and base metal refinery and purchases catalyst materials from third-parties for recycling in those facilities to recover PGMs. In addition to purchased material the Company toll processes third-party material for a fee and returns the PGM's to the supplier after final processing is complete.
The Company enters into sourcing arrangements with suppliers for spent catalyst material. Under these sourcing arrangements, the Company may advance cash to the suppliers, based on a percentage of the estimated PGM content, as spent catalyst materials are ready for shipment or in-transit to the Company’s facilities. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company. The Company also enters into tolling agreements with suppliers for spent catalyst. See “Item 1A - Risk Factors – The Company's recycling business segment is dependent on relationships with third-party suppliers and has other credit and operational type risks” for further information.
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
All of the Company’s recycling forward sales transactions open at December 31, 2016, will settle at various periods through June 2017. See "Note 6 - Derivative Instruments” to the Company’s 2016 consolidated financial statements for more information. The Company has credit agreements with certain of its major trading partners that would require the Company to make margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding at December 31, 2016, 2015 or 2014.
OTHER
Periodically, the Company acquires PGMs in the open market for resale to third parties or to settle small volume differences. There were no open market purchases or sales during the years ended December 31, 2016 and 2015. The Company recognized revenue of $5.3 million on PGMs acquired in the open market and simultaneously resold to third parties during the year ended December 31, 2014. This revenue is shown as Other revenues and the associated acquisition costs are shown as Other costs and expenses in the Consolidated Statements of Comprehensive Income (Loss) contained in the Company's 2016 consolidated financial statements.
TITLE AND ROYALTIES
Montana, USA
The Company holds 1,674 patented and unpatented lode, placer, tunnel site or mill site claims in Montana comprising approximately 26,000 acres along the trend of the J-M Reef ore zone and on adjacent private or federal lands utilized for the Company’s operations facilities. The Company believes that approximately 140 of these claims cover the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for ongoing exploration and surface operations. The Company presently maintains 1,468 active unpatented lode, placer, tunnel site or mill site claims. See “Item 1A -Risk Factors – Certain of the Company's properties are subject to title risk, particularly related to the validity of unpatented mining claims” for further information.
Of the Company’s 1,537 controlled claims on the J-M Reef, 1,091 claims are subject to production royalties, including 911 claims subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation, 147 claims subject to a 0.35% net smelter royalty payable to the Mouat family, and 97 claims subject to both royalties. During 2016, 2015 and 2014, the Company incurred total royalty expense of $15.1 million, $16.1 million and $22.8 million, respectively. The different royalty amounts in each year reflect changes in metal prices, how many ounces are produced, and under which mining claims the production occurred.

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

REGULATORY AND ENVIRONMENTAL MATTERS
United States
The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration activities which could involve the discharge of materials and contaminants into the environment, the investigation and cleanup of such discharges, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species, management of waste materials, and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Resource Conservation and Recovery Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused is subject to frequency review by the regulatory agencies which could affect the Company’s facility design, operations, and permitting requirements. In addition, expansions, modifications or upgrades to the Company’s mines and other systems may be delayed by permit review processes, and any operations deemed to be non-compliant with permits could be ordered to cease operations pursuant to applicable environmental laws and regulations. The Company could be required to conduct investigatory and remedial actions to mitigate pollution conditions caused by or attributed to its operations or former operations. See “Item 1A - Risk Factors – The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming” for further information.
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
The Company currently owns or leases properties where hazardous substances and wastes are being or have been handled for many years. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators, or wastes disposed of by the Company in compliance with laws in effect in the past that have been subsequently amended), to clean up contaminated property (including contaminated soil and groundwater) or to perform remedial operations to prevent future contamination. The Company is not currently aware of any facts, events or conditions relating to such requirements that could materially impact its operations or financial condition. The Company annually reports to the U.S. Environmental Protection Agency (EPA), the United States Forest Service (USFS), and / or the Montana Department of Environmental Quality (MDEA) releases of hazardous or toxic substances to the extent they exceed certain federal and state thresholds.
Air Emissions
The Company’s operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including ventilation exhaust, rock crushing activities, and mill processing used at the Company’s mines as well as smelting and refining stack emissions from its processing operations, and also imposes various monitoring and reporting requirements. For example, the smelting and refining operations are subject to particulate matter, carbon monoxide and nitrogen oxide limits under the federal New Source Performance Standards, in addition to stringent sulfur dioxide (SO2) limits at the Company's smelting operations. Additionally, as the mines continue to grow and expand, ventilation demands and associated emissions continue to escalate resulting in increases in ventilation exhaust emissions. Air quality laws and regulations may require that the Company obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emission and operational limitations and utilize specific emission control technologies to limit emissions. The Company’s failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. The Company may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with changes to air quality laws, regulations, or permits as well as obtaining and maintaining operating permits and approvals for current and possible increases in air emissions.
Water Discharges
The Federal Water Pollution Control Act (Clean Water Act) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into state waters as well as waters of the U.S. and on construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require the Company to monitor and sample the storm water runoff from certain of its facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. As permits are periodically renewed, discharge restrictions may be added or modified, which could result in significant additional compliance costs to the Company. During 2015, the Company completed renewal of water discharge permits at both its Stillwater and East Boulder mines. These renewed permits include more stringent water quality discharge limits including a 58-month compliance schedule for the Company to meet compliance with the new permits. While these new limits may require some operational and / or water management changes, the Company believes that compliance with existing permits and with foreseeable new permit requirements will not have a material adverse effect on its financial condition, results of operations or cash flows. During 2016, the Company completed various studies and evaluations comparing existing and future discharge concentrations against the new discharge limits and identified for further evaluation possible water treatment and water management alternatives to ensure compliance at the conclusion of the 58-month compliance schedule.

Climate Change and Greenhouse Gas Emissions
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005, as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a GHG emission reduction target of 17% compared to 2005 levels. In November 2014, President Obama expanded this goal, proposing to cut U.S. GHG emissions by 26% to 28% of 2005 levels by the end of 2025. President Obama committed the U.S. to achieve these reductions as part of the 2015 Paris Climate Accord. President Trump has indicated that he will re-evaluate U.S. climate change policy and determine whether the U.S. should remain a signatory to the 2015 Paris Climate Accord. The effect of these international efforts to address climate change on the Company’s operations cannot be determined with any certainty at this time.
In the U.S., legislative and regulatory initiatives are underway to limit GHG emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. In addition, The U.S. Supreme Court determined in a 2007 ruling that GHG emissions are "air pollutants" within the meaning of the federal Clean Air Act (CAA), and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. In June 2014, however, the Supreme Court invalidated portions of the federal Tailoring Rule, but the ruling upheld the EPA's authority to require new or modified facilities that already are subject to permitting requirements for conventional pollutants to comply with Best Available Control Technologies (BACT) for GHGs, as well. In 2015, EPA rescinded the portions of the Tailoring Rule overturned by the Supreme Court. However, the EPA indicated that new or modified sources subject to permitting for conventional pollutants will be required to access BACT for GHG if the new source or the modification will result in an annual increase of 75,000 tons per year of carbon dioxide equivalent (CO2e). During 2016, U.S. legislative and regulatory initiatives to limit GHG emissions were primarily focused through the Clean Power Planning Rule which is intended to limit emissions from power generating facilities.
In 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the U.S. beginning in 2011. Given the higher level of air quality emissions, the Stillwater Mine holds a Title V Major Air Quality Permit. As a result, the Company is required to annually calculate the GHG emissions from the Stillwater Mine and compare these amounts against reporting thresholds. However the Company is not required to report GHG emissions at this time, given current levels are below reporting thresholds. Additionally, the assessment of GHG emissions is becoming an increasingly important part of National Environmental Policy Act (NEPA) assessments, and as a result the Company may be required to mitigate its GHG emissions in connection with any future NEPA review.
Nevertheless, regulation of GHG emissions is relatively new, and a great deal of debate continues to ensue. The Clean Power Plan remains subject to a stay imposed by the U.S. Supreme Court pending a review and decision from the D.C. Circuit Court of Appeals. The Trump administration’s proposed changes for the leadership of the EPA indicate that the regulation of GHGs may be less of a priority and it remains unclear as to whether the new administration will continue to defend the Clean Power Plan. However, numerous states have indicated that they may move forward with increased GHG regulation and their own defense of the Clean Power Plan. As a result, further regulatory, legislative and judicial developments are difficult to predict. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of future GHG regulations and related developments.
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

Nitrate concentrations in groundwater samples taken near the Company's mining operations in some cases have shown readings elevated above background and permit levels. These elevated concentrations result from operational activities and discharges that currently are authorized under permit. Noncompliance with groundwater nitrate standards has occurred in some instances. The Company is addressing this issue through action plans approved by the appropriate federal and state regulatory agencies. As a result of implementation of these action plans, an ongoing reduction in groundwater nitrate concentrations has been observed at both Montana mines. However, in some instances, concentrations continue to exceed regulatory levels. In view of its good-faith efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that its current failure to be in strict compliance will have a material adverse effect on the Company. It is likely the Company will continue to incur ongoing financial expenditures to address and remediate nitrate impacts for some period of time in the future. The Company fully expects that the remedial measures it is taking will be effective in reducing groundwater nitrate concentrations to a level that meets permit and statutory water quality standards.
The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder mines, at the Columbus processing facilities, and to complete essentially all of its planned expansion projects along the J-M Reef. However, compliance with existing and future laws and regulations may require additional control measures and expenditures, which cannot be estimated at this time. Compliance requirements for new or expanded mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approvals. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company’s ore reserves and, in the extreme, render its mining operations uneconomic.
PERMITTING AND RECLAMATION
Operating Permits 00118 and 00149 issued by the Montana DEQ encompass approximately 2,414 acres at the Stillwater Mine located in Stillwater County, Montana and 986 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 875 acres have been disturbed at the Stillwater Mine, and 213 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
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
Permits governing air and water quality are issued to the Company by the Montana DEQ, which has been delegated such authority by the federal government. Operating permits issued to the Company by the Montana DEQ and the USFS do not have an expiration date but are subject to periodic reviews. The reviews evaluate bonding levels, monitor reclamation progress, and assess compliance with all applicable permit requirements, mitigation measures and state and federal environmental standards. Closure and reclamation obligations are reviewed and reassessed by the agencies and the Company on a five year rotating schedule. The closure and reclamation obligations at the East Boulder Mine was reviewed and updated in 2014 in accordance with the five year requirement. The bond for the Stillwater Mine was updated in 2016. Bonding and financial guarantees are posted with the agencies to cover final reclamation costs at the end of the reconciliation and reassessment process.
The Company’s environmental expenses for Montana operations were $4.9 million, $4.6 million, and $4.7 million in 2016, 2015 and 2014, respectively. The Company had capital outlays for environmental facilities during 2016, 2015 and 2014 of $3.7 million, $10.0 million and $16.3 million, respectively. The primary driver of the higher level of capital spend in 2015 and 2014 was expansion of the tailings facilities at the Stillwater and East Boulder mines. The Company’s ongoing operating expenditures for environmental compliance are expected to be broadly in the range of previous years and will be expensed as incurred.
Ontario, Canada
During 2017, the Company expects to advance with a modest exploration program for the Marathon project in Canada.

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
Significant quantities of palladium and platinum are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past the Russian Federation has held large inventories of palladium as a strategic stockpile, exporting and selling substantial volumes from time to time without warning into the market. There is no official disclosure of the current size of the Russian palladium inventories or clarity as to plans for future sales. Also, exchange-traded funds (ETFs) for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
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
GLOBAL DEMAND
JM estimates that in 2016 gross demand for palladium increased by approximately 4.6% to 9.69 million ounces from 9.26 million ounces in 2015. In its "PGM Market Report November 2016"; JM reported that during 2016, palladium demand increased in the automotive catalyst sector; however, demand for palladium in industrial applications, jewelry and investment declined.

•The principal application for palladium is in automotive catalytic converters that reduce harmful emissions from internal combustion engines. According to JM, in 2016, this industry consumed approximately 7.84 million ounces or approximately 80.9% of 2016 gross worldwide palladium demand. (If investment demand is excluded, automotive consumption represented approximately 78.1% of total palladium demand in 2016, a slight increase from the 77.2% in 2015.)
•Palladium is used industrially in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices; in dentistry as a component of some fillings; and in chemical processes as a catalyst. JM indicates gross year-on-year industrial sector demand for palladium decreased during 2016 by 2.6% to approximately 1.99 million ounces. JM estimates that this sector comprised approximately 20.5% of total 2016 palladium demand (19.8% excluding net investment demand).
•Total palladium jewelry demand worldwide for 2016 is estimated by JM to have decreased by approximately 4.4% from the previous year to approximately 215,000 ounces. Palladium is used directly in jewelry fabrication, and in some regions it is alloyed with gold to make white gold.
•JM reported net investment liquidation for palladium of 357,000 ounces in 2016 compared to net investment liquidation of approximately 659,000 ounces during 2015.
The effect of introducing ETFs for palladium and platinum has been to broaden access for retail investors seeking exposure to PGMs but also seems to have increased market pricing volatility. JM estimates that in 2016 there was a worldwide deficit of approximately 651,000 ounces in global palladium supply (including PGMs from recycling), as continuing growth in automotive demand has outstripped new production. The draw-down of above-ground inventories of finished metal and investment holdings appears to have made up the deficit. Based on the London market (PM), the market price of palladium during 2016 ranged from a low on January 12, 2016, of $470 per ounce, to a high of $770 per ounce on November 30, 2016, and closed 2016 at a price of $670 per ounce.
Charts reproduced from the JM "PGM Market Report November 2016".
JM has estimated that in 2016 total demand for platinum increased by approximately 0.4% to 8.33 million ounces from 8.30 million ounces in 2015.
•Platinum purchases by the auto catalyst sector grew during 2016 to 3.32 million ounces from 3.27 million ounces in 2015, reflecting a record output of diesel vehicles and tightening emission legislation.
•Jewelry demand for platinum declined by 9.1% to approximately 2.57 million ounces in 2016. The decrease is the lowest total since 2011 and reflects a decrease in Chinese jewelry.

•Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. JM projects that gross industrial consumption of platinum during 2016 increased by approximately 11.7% to 1.95 million ounces.
JM estimates that worldwide platinum production in 2016 (including recycling) trailed total demand by approximately 0.42 million ounces. Again, this shortfall presumably was met from above-ground inventories and from stocks in the production pipeline. The price of platinum during 2016, based on the London market (PM), ranged from a high of $1,182 per ounce reached on August 10, 2016, compared to a low of $814 per ounce on January 21, 2016. Platinum closed the year trading at $898 per ounce. See “Item 1A - Risk Factors – Users of PGMs may reduce their consumption and substitute other materials for palladium and platinum" for further information.
GLOBAL SUPPLY
JM estimates that total palladium supplied to market in 2016 (including recycled material) totaled approximately 9.03 million ounces, up 1.5% from 8.90 million ounces in 2015. The gain is attributable to modest rises in both primary and secondary supplies.
The leading global sources of palladium and platinum are mines located in the Republic of South Africa and the Russian Federation. JM estimates that (excluding recycling) South Africa provided approximately 40% of the palladium and 72% of the platinum supply worldwide during 2016. The same report also estimates that the Russian Federation, mainly as a by-product of nickel production from Norilsk Nickel, provided approximately 38% of the palladium and nearly 11% of the platinum supply worldwide in 2016 (see charts below). (These charts include recycling as part of new supply.)
Chart data extracted from JM 'PGM Market Report November 2016".
Supply numbers provided by JM are for metals entering the market and do not necessarily represent metals actually produced during the years shown. For palladium, historically this may constitute a significant year-to-year difference because of unpredictable releases out of the strategic state inventories held by the Russian Federation, as well as those held by the auto companies and investors. According to JM, worldwide mine production of palladium in 2016 is estimated at 6.49 million ounces, up approximately 1.0% from the 6.40 million ounces produced in 2015. Annual worldwide mine production of platinum for 2016 is estimated to be 6.01 million ounces, down 1.6% from approximately 6.11 million ounces in 2015.
In addition to mine sources, PGMs are recovered from recycling of automotive catalytic converters acquired from scrap dealers, and to a lesser extent from industrial catalyst materials, jewelry and electronic scrap. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. JM estimates 2016 worldwide recoveries from recycling provided 2.55 million ounces of palladium and 1.90 million ounces of platinum, up from 2.46 million ounces of palladium and 1.73 million ounces of platinum in 2015.

JM’s outlook for palladium in 2017 is a further continuation of the trends as mine supply is expected to be flat and palladium demand is forecasted to grow leaving the market in deficit for a sixth consecutive year.
The platinum market in 2017 may move into surplus for the first time since 2011 per JM. Worldwide mine production is expected to remain flat and the only real potential for supply growth coming from the autocatalyst recycling sector. Platinum demand is expected to decline overall behind decreases in demand in the auto and jewelry sectors.
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
The volatility of palladium and platinum prices is illustrated in the following table of the London market of annual high, low and average prices per ounce since 2007. The accompanying charts also demonstrate this volatility. See “Item 1A - Risk Factors – Volatility in the market price of the metals sold by the Company, and changes in the supply and demand of these metals could reduce profitability” for further information.

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010	$797	$395	$526	$1,786	$1,475	$1,610
2011	$858	$549	$734	$1,887	$1,354	$1,720
2012	$722	$565	$644	$1,729	$1,390	$1,552
2013	$774	$643	$725	$1,736	$1,317	$1,487
2014	$911	$702	$803	$1,512	$1,178	$1,385
2015	$831	$524	$692	$1,285	$827	$1,053
2016	$770	$470	$614	$1,182	$814	$989
2017 *	$787	$706	$754	$1,019	$929	$981
* (Through February 13, 2017)
History has shown that the market price of palladium can be extremely volatile. During the last 10 years the price of palladium has fluctuated from a low of $164 per ounce in December 2008 to a high of $911 per ounce in September 2014. During 2016 palladium averaged $614 per ounce for the year overall, ending the year quoted in the London market (PM) at $670 per ounce. On February 13, 2017, the market price of palladium in the London market was $778 per ounce.

The year 2016 saw volatility in the platinum price which averaged $989 per ounce for the year and ended 2016 quoted in the London market (PM) at $898 per ounce. On February 13, 2017, the London market (PM) price for platinum was $999 per ounce.
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
The acquisition of the Company by Sibanye contemplated by the Merger Agreement may not be completed or may be delayed.
The Company currently expects the merger to be completed in the second quarter of 2017. However, the completion of the merger is subject to various conditions, some of which are outside of the Company's control. The Company and Sibanye may be unable to satisfy the conditions required to complete the transaction, including the required approvals of the Company’s and Sibanye’s shareholders, a governmental entity could prohibit, delay or refuse to grant a necessary clearance or approval necessary to complete the merger and other events could occur that could affect the timing of the merger or result in significant costs.
In addition, the pending transaction may result in disruption to the Company and its management, and the Merger Agreement limits the Company’s ability to operate the business. The announcement of the merger may also affect the Company’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties.

The Merger Agreement also contains termination rights, including that either Stillwater or Sibanye may terminate the Merger Agreement if the merger is not completed on or prior to June 30, 2017, subject to extension in certain circumstances. The Company is required to pay Sibanye a break-up fee of $16.5 million plus reimbursement of expenses up to $10 million in the event the merger agreement is terminated in certain circumstances, including if the Company’s Board of Directors changes its recommendation in favor of the merger and in certain other events. Sibanye is required to pay the Company a break-up fee of $33 million plus reimbursement of expenses up to $10 million in the event that the merger agreement is terminated in certain circumstances, including the failure to obtain Sibanye shareholder or certain other approvals.
If the merger is not completed, the Company would nonetheless incur significant transaction costs and may, depending upon market conditions and other factors, take actions outside the ordinary course of business, including repurchasing its then-outstanding securities. In addition, the failure of the merger to occur could result in a decline in the Company’s stock price and negatively affect the Company’s relationship with customers, suppliers and other third parties.
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
At December 31, 2016, the Company had outstanding aggregate balance sheet indebtedness of approximately $274.8 million (face amount of $336.3 million) and a debt-to-equity ratio of 0.30. The Company’s level of indebtedness may, among other things:

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
The following table illustrates, for each year’s development program, the actual percent conversion rates of probable ore reserves into proven ore reserves experienced by year from 2006 through 2016:

Year ended December 31,	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
(In percent)
Stillwater Mine	76	67	99	92	100	80	70	83	74	68	94
East Boulder Mine	87	43	103	129	126	116	97	24	71	107	91
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
Lower PGM prices can also affect the economic justification of ore reserves. If the price of PGMs declines to the point that the cost of mining certain reserves outweighs the probable gain upon sale, then such resources may no longer be classified as reserves. In each of the past three years, the Company has engaged Behre Dolbear as third-party independent geological experts to review and provide an opinion on the Company’s year-end ore reserves calculations. The Company performs its ore reserves economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the ore reserves will be mined. Using the Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2016, of approximately $800 per ounce, ($703/oz. for palladium and $1,141/oz. for platinum), the Company’s ore reserves at each mine are projected to generate positive undiscounted cash flows over the life of the ore reserves. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2016.
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
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Should the Company experience a prolonged period of low PGM prices, the Company could face one or more impairment adjustments to its mining assets. See "Note 4 - Asset Impairment” to the Company’s 2016 consolidated financial statements for further information.

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
From time to time the Company advances cash to third party brokers and suppliers to support the purchase and collection of spent catalyst materials and other industrial sources. These advances normally are made at the time material is ready for shipment or already in transit to the Company’s facilities. In some cases, the Company has a security interest in the materials that the suppliers have procured for which the Company has not yet received. The unsecured portion of these advances is fully at risk.
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
In its recycling business, the Company regularly enters into fixed forward sales contracts for metal produced from catalyst recycling, normally making these commitments at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal in the open market, potentially at a significant loss. The Company’s revenues for the year ended December 31, 2016, included 43.0% from recycling sales and tolling fees.
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

Under the terms of the Company’s agreements with JM, the Company utilizes JM for all of its precious metals refining services. In addition, with the exception of certain pre-existing platinum sales commitments to Tiffany & Co., all of the Company’s current mined palladium and platinum is committed for sale to JM. Approximately 56.9% of the Company’s total revenues for the year ended December 31, 2016, were derived from mine production. Separately, JM has the right to bid on any recycling PGM ounces the Company has available.

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
The Company holds mining claims and crown leases covering the more prospective portions of the Port Coldwell Intrusive Complex. The Company’s aggregate property holdings in the Coldwell Complex include 43 crown leases and 82 mining claims comprised of 830 claim units. Thirty-six of the leases grant both surface and mineral rights while five of the leases presently grant mineral rights, two leases grant surface rights only. Applications have been submitted for surface leases on the five mineral leases as well as for both mineral and surface crown leases on certain additional property currently held by the Company under valid mining claims

Argentina
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
In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process, especially where federal agency analysis and review of the potential environmental impact is required under the National Environmental Policy Act (NEPA), by the USFS or the Bureau of Land Management (BLM). The timeliness and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the costs and time required to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company's revenues and future growth.
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
The Company is required to post and maintain surety for its reclamation obligations, which are substantial. At December 31, 2016, the Company had outstanding $42.6 million of environmental surety bonds. Such reclamation obligations generally increase over time as costs rise and the physical extent of mining operations expands. Failure to secure and maintain adequate surety coverage could result in the Company's operating permits being revoked and mining operations terminated.
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
The Company may be subject to civil claims (including class action claims) based on allegations of negligence, breach of statutory duty, public nuisance or private nuisance or otherwise in connection with its operations or investigations relating thereto or in connection with the proposed merger with Sibanye. While the Company is presently unable to quantify its potential liability under any of the above, such liability may be material to the Company and may have a material adverse effect on its ability to continue in operation.
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
The Company had a total of 1,432 employees at December 31, 2016. Of these, 763 employees located at the Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with the USW Local 11-0001, which expires June 1, 2019 with re-negotiation (for wages only) in 2017. At December 31, 2016, a total of 317 employees at the East Boulder Mine are covered by a separate collective bargaining agreement with USW Local 11-0001, which expires December 31, 2019 with re-negotiation (for wages only) in 2017. As a majority of the Company’s workforce is unionized, the Company is subject to a risk of strikes and other labor disputes like the Company experienced in 2015, and its ability to alter labor costs is restricted by the fact that unionized employees are party to collective bargaining agreements. Collective bargaining agreements are negotiated on a periodic basis, and the risk exists that such agreements may not be renewed on terms reasonably satisfactory to the Company or at all. The Company cannot predict what issues may be raised by the unions representing its unionized employees and, if raised, whether negotiations concerning those issues will be concluded successfully. While the Company recently renegotiated these labor contracts and focuses on maintaining positive relationships with its represented employees and their respective unions, any future labor disputes or disruptions, such as strikes, work stoppages or slowdowns, could have a significant adverse effect on the Company.
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
Litigation Related to the Sibanye Merger
Three putative shareholder class action lawsuits have been filed in the United States District Court for the District of Colorado in connection with the Sibanye merger, alleging violations of the U.S. federal securities laws related to disclosure in the Company's preliminary proxy statement and seeking injunctive relief and damages: Assad, individually and on behalf of all others similarly situated, v. Stillwater Mining Company, Brian D. Schweitzer, Michael J. McMullen, George M. Bee, Patrice E. Merrin, Lawrence Peter O’Hagan, Michael S. Parrett, Gary A. Sugar, Sibanye Gold Limited, Thor US Holdco Inc. and Thor Mergco Inc,; Topf, individually and on behalf of all others similarly situated, v. Stillwater Mining Company, Brian D. Schweitzer, Michael J. McMullen, George M. Bee, Patrice E. Merrin, Lawrence Peter O’Hagan, Michael S. Parrett, Gary A. Sugar, Thor US Holdco Inc. and Thor Mergco Inc.; and Rempel, on behalf of himself and all others similarly situated, v. Stillwater Mining Company, Brian D. Schweitzer, Michael J. McMullen, Michael S. Parrett, Gary A. Sugar, George M. Bee, Patricia E. Merrin and Lawrence Peter O’Hagan. The Company intends to vigorously defend these claims.
ITEM 4
MINE SAFETY DISCLOSURE
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in "Exhibit 95 Mine Safety Disclosures" of this Annual Report on Form 10-K. In 2016, the Company received a total of 47 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See "Exhibit 95 Mine Safety Disclosures” of this Annual Report on Form 10-K for more information.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
The Company's common stock is listed on the NYSE under the symbol "SWC".
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2016		2015
	High	Low	High	Low
First Quarter	$11.21	$5.29	$14.90	$12.83
Second Quarter	$12.38	$9.17	$14.95	$11.59
Third Quarter	$15.58	$12.15	$11.60	$8.41
Fourth Quarter	$17.32	$11.51	$11.82	$8.23
2017
First Quarter through February 13, 2017	$17.22	$16.24
At February 13, 2017, there were approximately 219 holders of record of the Company's Common Stock. This number does not include stockholders whose shares of Common Stock are held in trust by other entities.

DIVIDENDS
The Company has not historically paid a dividend. Payment of dividends in the future will be at the discretion of the Board.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Stillwater Mining Company, the Russell 2000 Index and a Peer Group Index

The following performance graph compares the yearly performance of the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2011 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Groups (as defined below). The performance shown is not necessarily indicative of future performance.
$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Stillwater Mining Company	$122.18	$117.97	$140.92	$81.93	$154.02
Russell 2000	$116.35	$161.52	$169.43	$161.95	$196.45
Peer Group	$85.93	$60.62	$42.31	$14.74	$18.34
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

ITEM 6
SELECTED FINANCIAL DATA

(In thousands, except per share and current ratio data)	2016	2015	2014	2013	2012
INCOME STATEMENT DATA
Revenues
Mine Production	$405,070	$415,774	$536,010	$478,918	$455,426
PGM Recycling	305,865	310,156	401,684	560,588	344,818
Other	400	400	5,925	—	—
Total revenues	$711,335	$726,330	$943,619	$1,039,506	$800,244
Costs and Expenses
Costs of metals sold:
Mine Production	279,274	293,955	332,632	313,963	288,922
PGM Recycling	294,850	300,710	391,481	527,384	334,949
Other	—	—	5,357	—	—
Total costs of metals sold (excludes depletion, depreciation and amortization)	$574,124	$594,665	$729,470	$841,347	$623,871
Depletion, depreciation and amortization
Mine Production	73,080	64,200	66,387	58,201	56,960
PGM Recycling	728	949	1,019	1,116	1,055
Total depletion, depreciation and amortization	$73,808	$65,149	$67,406	$59,317	$58,015
General and administrative	34,664	34,033	35,067	46,577	53,277
Impairment of property, plant and equipment and non-producing mineral properties	—	(46,772)	(550)	(461,755)	—
Operating income (loss)	24,091	(19,694)	98,168	(396,623)	43,636
Total income tax (provision) benefit	(3,680)	12,333	(16,258)	93,653	4,039
Net income (loss)	9,473	(23,736)	68,883	(302,073)	54,416
Net unrealized (loss) gain on investments available-for-sale and deferred compensation	(17)	(214)	11	105	862
Comprehensive income (loss) attributable to common stockholders	9,456	(12,142)	70,308	(270,101)	55,907
Weighted average common shares outstanding
Basic	121,072	120,809	119,953	118,607	116,162
Diluted	121,576	120,809	156,233	118,607	131,441
Basic earnings (loss) per share attributable to common stockholders	0.08	(0.10)	0.59	(2.28)	0.47
Diluted earnings (loss) per share attributable to common stockholders	0.08	(0.10)	0.56	(2.28)	0.46
CASH FLOW DATA
Net cash provided by operating activities	78,255	110,421	187,552	149,433	103,894
Net cash used in investing activities	(100,086)	(174,952)	(162,957)	(79,123)	(324,808)
Net cash (used in) provided by financing activities	(2,267)	(68,419)	(30,996)	(163,303)	491,497
BALANCE SHEET DATA
Cash and cash equivalents	123,238	147,336	280,286	286,687	379,680
Investments, at fair market value	326,884	316,429	251,254	209,338	261,983
Inventories	138,653	102,072	130,307	158,650	153,208
Total current assets	614,319	591,086	701,396	703,879	852,862
Mineral properties and mine development, net	596,932	573,231	569,006	505,598	899,225
Property, plant and equipment, net	111,396	109,957	118,881	124,731	122,677
Total assets *	1,327,037	1,278,389	1,399,327	1,346,680	1,890,763
Current portion of long-term debt and capital lease obligations	—	657	2,144	2,035	168,432
Total current liabilities	87,308	68,101	82,039	89,048	246,848
Long-term debt and capital lease obligations *	274,806	255,099	294,023	308,667	292,685
Total liabilities *	406,191	369,160	467,619	498,821	758,183
Stockholders’ equity	920,846	909,229	913,228	827,965	1,080,819
Working capital	527,011	522,985	619,357	614,831	606,014
Current ratio	7.0	8.7	8.5	7.9	3.5
* 2015 prior year numbers have been restated to conform to current year presentation.

SELECTED FINANCIAL DATA (Continued)

(In thousands, except per ounce and per ton costs)	2016	2015	2014	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced:
Palladium	420.2	402.9	400.2	404.2	396.0
Platinum	125.1	117.9	117.5	119.7	117.7
Total	545.3	520.8	517.7	523.9	513.7
Tons milled	1,286.7	1,216.5	1,173.6	1,201.3	1,081.0
Mill head grade (ounce per ton)	0.45	0.45	0.47	0.47	0.51
Sub-grade tons milled (1)	84.5	114.9	90.8	72.5	69.2
Sub-grade mill head grade (ounce per ton)	0.15	0.16	0.16	0.17	0.16
Total tons milled (1)	1,371.2	1,331.4	1,264.4	1,273.8	1,150.2
Combined mill head grade (ounce per ton)	0.44	0.43	0.45	0.45	0.49
Total mill recovery (%)	92	92	92	92	92
Total mine concentrate shipped (tons) (4)	32,097	31,915	29,350	28,669	23,843
Platinum grade in concentrate (ounce per ton) (4)	4.16	3.90	4.31	4.50	5.17
Palladium grade in concentrate (ounce per ton) (4)	14.13	13.02	14.27	14.59	17.15
Costs of metals sold per PGM mined ounce	$509	$579	$613	$617	$577
Total cash costs per mined ounce - net of credits (Non-GAAP) (2)	$438	$495	$538	$496	$484
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$174	$194	$220	$204	$216
Stillwater Mine:
Ounces produced:
Palladium	250.5	246.4	262.5	281.9	290.1
Platinum	76.5	73.4	78.3	84.2	87.3
Total	327.0	319.8	340.8	366.1	377.4
Tons milled	683.2	675.8	703.0	765.1	672.6
Mill head grade (ounce per ton)	0.51	0.49	0.51	0.51	0.60
Sub-grade tons milled (1)	32.0	72.1	45.6	35.7	36.5
Sub-grade mill head grade (ounce per ton)	0.23	0.19	0.21	0.23	0.21
Total tons milled (1)	715.2	747.9	748.6	800.8	709.1
Combined mill head grade (ounce per ton)	0.49	0.46	0.50	0.50	0.58
Total mill recovery (%)	93	93	93	92	92
Total mine concentrate shipped (tons) (4)	16,905	17,202	16,463	16,975	13,645
Platinum grade in concentrate (ounce per ton) (4)	4.99	4.63	5.19	5.22	6.71
Palladium grade in concentrate (ounce per ton) (4)	16.72	14.99	16.83	17.12	21.94
Costs of metals sold per PGM mined ounce	$486	$558	$595	$603	$547
Total cash costs per mined ounce - net of credits (Non-GAAP) (2)	$437	$487	$533	$484	$456
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$200	$208	$243	$221	$243
East Boulder Mine:
Ounces produced:
Palladium	169.7	156.5	137.7	122.3	105.9
Platinum	48.6	44.5	39.2	35.5	30.4
Total	218.3	201.0	176.9	157.8	136.3
Tons milled	603.5	540.7	470.6	436.2	408.4
Mill head grade (ounce per ton)	0.40	0.40	0.41	0.40	0.37
Sub-grade tons milled (1)	52.5	42.8	45.2	36.8	32.7
Sub-grade mill head grade (ounce per ton)	0.10	0.10	0.10	0.10	0.10
Total tons milled (1)	656.0	583.5	515.8	473.0	441.1
Combined mill head grade (ounce per ton)	0.37	0.38	0.38	0.37	0.35
Total mill recovery (%)	90	91	90	90	90
Total mine concentrate shipped (tons) (4)	15,192	14,713	12,887	11,694	10,198
Platinum grade in concentrate (ounce per ton) (4)	3.22	3.05	3.19	3.45	3.12
Palladium grade in concentrate (ounce per ton) (4)	11.25	10.71	11.00	10.93	10.74
Costs of metals sold per PGM mined ounce	$545	$616	$650	$648	$658
Total cash costs per mined ounce - net of credits (Non-GAAP) (2)	$441	$508	$547	$525	$562
Total cash costs per ton milled - net of credits (Non-GAAP) (2)	$147	$175	$187	$175	$174

SELECTED FINANCIAL DATA (Continued)

(In thousands, where noted)	2016	2015	2014	2013	2012
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium (oz.)	430.1	396.8	421.2	398.0	386.4
Platinum (oz.)	119.1	110.5	121.1	111.2	114.0
Total	549.2	507.3	542.3	509.2	500.4
PGM Recycling: (6)
Palladium (oz.)	242.6	197.9	221.0	306.1	192.0
Platinum (oz.)	129.9	118.6	134.0	191.9	119.2
Rhodium (oz.)	28.6	23.7	29.3	43.8	25.3
Total	401.1	340.2	384.3	541.8	336.5
Other: (7)
Palladium (oz.)	—	—	6.3	—	—
By-products from Mine Production: (8)
Rhodium (oz.)	3.3	3.1	4.0	3.3	3.9
Gold (oz.)	11.0	10.3	10.2	9.6	9.3
Silver (oz.)	6.5	6.5	6.1	4.9	5.7
Copper (lb.)	1,094.4	964.5	875.0	903.3	741.7
Nickel (lb.)	1,609.4	1,455.8	1,453.8	1,350.2	1,120.3
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$614	$694	$804	$721	$641
Platinum ($/oz.)	$986	$1,060	$1,386	$1,481	$1,551
Combined ($/oz.) (5)	$694	$774	$934	$887	$849
PGM Recycling: (6)
Palladium ($/oz.)	$604	$729	$786	$713	$645
Platinum ($/oz.)	$998	$1,117	$1,428	$1,526	$1,542
Rhodium ($/oz.)	$664	$1,038	$1,059	$1,091	$1,377
Combined ($/oz.) (5)	$736	$886	$1,031	$1,031	$1,018
Other: (7)
Palladium ($/oz.)	$—	$—	$882	$—	$—
By-products from Mine Production: (8)
Rhodium ($/oz.)	$690	$979	$1,177	$1,047	$1,258
Gold ($/oz.)	$1,244	$1,164	$1,261	$1,394	$1,667
Silver ($/oz.)	$17	$16	$19	$24	$31
Copper ($/lb.)	$1.99	$2.33	$2.92	$3.14	$3.42
Nickel ($/lb.)	$3.42	$3.93	$6.47	$5.47	$6.74
Average market price per ounce (5)
Palladium ($/oz.)	$614	$692	$803	$725	$643
Platinum ($/oz.)	$989	$1,053	$1,386	$1,487	$1,551
Combined ($/oz.) (5)	$695	$770	$933	$891	$850

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)
Variations of the measure Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. All of the Total cash costs per ounce measurements, are non-GAAP financial measures that management uses to monitor and evaluate the efficiency of its mining operations. This measure of cost is not defined under U.S. Generally Accepted Accounting Principles (GAAP). See “Item 6 - Selected Financial Data - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures” and the accompanying discussion for additional detail.

(3)
The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London market for the actual months of the period.

(4)	The concentrate tonnage and grade values are inclusive of periodic re-processing of smelter slag and internal furnace brick PGM bearing materials.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(6)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of spent catalyst from catalytic converters and other industrial sources.

(7)	Ounces sold and average realized price per ounce from Other relate to ounces acquired periodically in the open market and simultaneously resold to third parties.

(8)	By-product metals sold reflect net values of realized prices (discounted due to product form) per unit sold.
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
Costs of Metals Sold - Mine Production: For the Company as a whole, this measure is equal to total costs of metals sold - Mine Production, as reported in the Company's Consolidated Statements of Comprehensive Income (Loss). For the Stillwater Mine and the East Boulder Mine, the Company segregates the expenses within total costs of metals sold - Mine Production that are directly associated with each of these activities and then allocates the remaining facility costs included in total costs of revenues in proportion to the monthly volumes from each activity. The resulting total costs of metals sold - Mine Production measures for the Stillwater Mine, and the East Boulder Mine are equal, in the aggregate, to total consolidated costs of metals sold - Mine Production as reported in the Company’s Consolidated Statements of Comprehensive Income (Loss).
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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per ounce and per ton data)	2016	2015	2014	2013	2012
Consolidated:

Costs of metals sold - Mine Production	$279,274	$293,955	$332,632	$313,963	$288,922
Change in mined inventories (palladium and platinum)	(4,147)	(2,743)	(12,956)	8,601	1,424
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$275,127	$291,212	$319,676	$322,564	$290,346
By-product revenue credit	(23,704)	(23,114)	(29,592)	(27,085)	(30,642)
PGM Recycling income credit	(12,392)	(10,151)	(11,702)	(35,463)	(11,042)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$239,031	$257,947	$278,382	$260,016	$248,662

PGM mined ounces sold	549.2	507.3	542.3	509.2	500.4
Costs of metals sold per PGM mined ounce	$509	$579	$613	$617	$577

PGM mined ounces produced	545.3	520.8	517.7	523.9	513.7

Total combined cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$504	$558	$618	$616	$565
By-product credit per mined ounce	(43)	(44)	(57)	(52)	(60)
Recycling income credit per mined ounce	(23)	(19)	(23)	(68)	(21)
Total combined cash costs PGM per mined ounce, net of by-product and recycling credits (Non-GAAP)	$438	$495	$538	$496	$484

Ore tons milled	1,371.2	1,331.4	1,264.4	1,273.8	1,150.2

Total combined cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$200	$219	$252	$253	$252
By-product credit per ore ton milled	(17)	(17)	(23)	(21)	(27)
Recycling income credit per ore ton milled	(9)	(8)	(9)	(28)	(10)
Total combined cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$174	$194	$220	$204	$215

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (Continued)

(In thousands, except per ounce and per ton data)	2016	2015	2014	2013	2012
Stillwater Mine:

Costs of metals sold - Mine Production	$163,954	$178,017	$216,789	$214,346	$199,202
Change in mined inventories (palladium and platinum)	(1,316)	(3,519)	(10,293)	3,575	814
Total cash costs, before by-product and recycling credits (Non-GAAP)	$162,638	$174,498	$206,496	$217,921	$200,016
By-product revenue credit	(12,404)	(12,525)	(17,115)	(16,270)	(19,793)
PGM Recycling income credit	(7,419)	(6,174)	(7,695)	(24,470)	(8,124)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$142,815	$155,799	$181,686	$177,181	$172,099

PGM mined ounces sold	337.7	319.2	364.2	355.4	364.0
Costs of metals sold per PGM mined ounce	$486	$558	$595	$603	$547

PGM mined ounces produced	327.0	319.8	340.8	366.1	377.4

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$498	$545	$606	$595	$529
By-product credit per mined ounce	(38)	(39)	(50)	(44)	(52)
Recycling income credit per mined ounce	(23)	(19)	(23)	(67)	(21)
Total cash costs per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$437	$487	$533	$484	$456

Ore tons milled	715.2	747.9	748.6	800.8	709.1

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$227	$233	$276	$272	$282
By-product credit per ore ton milled	(17)	(17)	(23)	(20)	(28)
Recycling income credit per ore ton milled	(10)	(8)	(10)	(31)	(11)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$200	$208	$243	$221	$243

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (Continued)

(In thousands, except per ounce and per ton data)	2016	2015	2014	2013	2012
East Boulder Mine:

Costs of metals sold - Mine Production	$115,320	$115,938	$115,844	$99,617	$89,720
Change in mined inventories (palladium and platinum)	(2,831)	776	(2,664)	5,026	610
Total cash costs, before by-product and recycling credits (Non-GAAP)	$112,489	$116,714	$113,180	$104,643	$90,330
By-product revenue credit	(11,300)	(10,589)	(12,477)	(10,815)	(10,849)
PGM Recycling income credit	(4,973)	(3,977)	(4,007)	(10,993)	(2,918)
Total cash costs, net of by-product and recycling credits (Non-GAAP)	$96,216	$102,148	$96,696	$82,835	$76,563

PGM mined ounces sold	211.5	188.1	178.1	153.8	136.4
Costs of metals sold per PGM mined ounce	$545	$616	$650	$648	$658

PGM mined ounces produced	218.3	201.0	176.9	157.8	136.3

Total cash costs per PGM mined ounce, before by-product and recycling credits (Non-GAAP)	$516	$581	$641	$664	$663
By-product credit per mined ounce	(52)	(53)	(71)	(69)	(80)
Recycling income credit per mined ounce	(23)	(20)	(23)	(70)	(21)
Total cash costs, per PGM mined ounce, net of by-product and recycling credits (Non-GAAP)	$441	$508	$547	$525	$562

Ore tons milled	656.0	583.5	515.8	473.0	441.1

Total cash costs per ore ton milled, before by-product and recycling credits (Non-GAAP)	$172	$200	$219	$221	$205
By-product credit per ore ton milled	(17)	(18)	(24)	(23)	(25)
Recycling income credit per ore ton milled	(8)	(7)	(8)	(23)	(7)
Total cash costs per ore ton milled, net of by-product and recycling credits (Non-GAAP)	$147	$175	$187	$175	$173

Stillwater Mining Company
All-In Sustaining Costs
(Non-GAAP Financial Measure)

All-In Sustaining Costs (Non-GAAP): This non-GAAP financial measure is used as an indicator from period to period of the level of total cash required by the Company to maintain and operate the existing mines, including corporate administrative costs and replacement capital. The measure is calculated beginning with Costs of metal sold - Mine Production, the Company's most directly comparable GAAP financial measure and adding to it the change in mined inventories, and adjusting for the by-product and recycling income credits, domestic corporate general and administrative costs (excluding any depreciation, one-time event charges and general and administrative costs of foreign subsidiaries) and that portion of total capital expenditures associated with sustaining the current level of mining operations. Capital expenditures, however, for Blitz and certain other one-time projects are not included in the calculation.
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

(In thousands, except $/oz.)	2016	2015	2014	2013	2012
All-In Sustaining Costs
Costs of metals sold - Mine Production	$279,274	$293,955	$332,632	$313,963	$288,922
Change in mined inventories (palladium and platinum)	(4,147)	(2,743)	(12,956)	8,601	1,424
Total combined cash costs, before by-product and recycling credits (Non-GAAP)	$275,127	$291,212	$319,676	$322,564	$290,346
By-product revenue credit	(23,704)	(23,114)	(29,592)	(27,085)	(30,642)
PGM Recycling income credit	(12,392)	(10,151)	(11,702)	(35,463)	(11,042)
Total combined cash costs, net of by-product and recycling credits (Non-GAAP)	$239,031	$257,947	$278,382	$260,016	$248,662
PGM Recycling income credit	12,392	10,151	11,702	35,463	11,042
Total combined cash costs, net of by-product credit (Non-GAAP)	$251,423	$268,098	$290,084	$295,479	$259,704

Consolidated corporate general and administrative costs	$34,664	$34,033	$35,067	$46,577	$53,277
Corporate depreciation and costs associated with the potential merger included in consolidated corporate general and administrative costs	(2,078)	(499)	(482)	(610)	(1,530)
General and administrative costs - foreign subsidiaries	(1,272)	(1,650)	(3,588)	(3,661)	(7,119)
Total general and administrative costs	$31,314	$31,884	$30,997	$42,306	$44,628

Total capitalized costs	$102,562	$111,850	$129,813	$138,536	$116,878
Capital associated with expansion	(46,302)	(42,450)	(45,054)	(50,221)	(37,756)
Total Capital incurred to sustain existing operations	$56,260	$69,400	$84,759	$88,315	$79,122

All-In Sustaining Costs (Non-GAAP)	$338,997	$369,382	$405,840	$426,100	$383,454

PGM mined ounces produced	545.3	520.8	517.7	523.9	513.7

All-In Sustaining Costs per PGM Mined Ounce Produced (Non-GAAP)	$622	$709	$784	$813	$746
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
Net income (loss) attributable to common stockholders is reconciled to Adjusted net income (loss) attributable to common stockholders and Underlying earnings (loss) as follows:

(In thousands)	2016	2015	2014
Net income (loss) attributable to common stockholders	$9,473	$(11,928)	$70,297
Impairment of property, plant and equipment and non-producing mineral properties	—	46,772	550
Income tax effect of adjustment	—	(997)	(193)
Reorganization, net of tax	—	1,078	6,761
Loss on extinguishment of debt, net of tax	—	2,606	—
Transactional costs associated with the pending acquisition by Sibanye, net of tax	1,100	—	—
Adjusted net income attributable to common stockholders	$10,573	$37,531	$77,415
Comprehensive loss attributable to noncontrolling interest	—	(11,444)	(89)
Underlying earnings (Net income attributable to common stockholders)	$10,573	$26,087	$77,326
ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K, and the information contained in Part II, Item 6 “Selected Financial Data.”
TRANSACTION WITH SIBANYE
On December 9, 2016, the Company entered into the Merger Agreement with Sibanye, Thor US Holdco Inc. and Merger Sub, which provides that, among other things and subject to the terms and conditions therein, (1) Merger Sub will be merged with and into the Company and (2) at the effective time of the merger, each outstanding share of common stock of the Company, par value $0.01 per share (other than shares owned by the Company, Sibanye or their respective subsidiaries or shares with respect to which appraisal rights are validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive USD$18.00 per share in cash without interest.
The closing of the merger is subject to (1) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (2) the approval of the merger by the holders of a majority of Sibanye’s shares present and voting, (3) the approval of the related issuance of shares by Sibanye in a rights offering by the holders of at least 75% of Sibanye’s shares present and voting, (4) the expiration of the waiting period under the HSR Act, CFIUS clearance and the approval of the South African Reserve Bank, and (5) other customary conditions. Early termination of the waiting period applicable to the completion of the merger under the HSR Act was previously granted.

The Company currently expects to complete the merger in the second quarter of 2017. However, completion of the merger is subject to the satisfaction or waiver of the conditions to the completion of the merger, which are described above and include various regulatory clearances and approvals. It is possible that factors outside the control of the Company or Sibanye could delay the completion of the merger or prevent it from being completed at all. The Company expects to complete the merger promptly following the receipt of all required approvals.
EXECUTIVE OVERVIEW
The Company reported 2016 full year consolidated net income attributable to common stockholders of $9.5 million, equivalent to net income of $0.08 per diluted share. In 2015, the Company reported a consolidated net loss attributable to common stockholders of $11.9 million, equivalent to a loss of $0.10 per diluted share. The net income in 2016 compared to the net loss in 2015 was primarily due to the $46.8 million (before-tax) impairment charge against the Marathon mineral properties recorded during the second quarter of 2015, a significant decrease in PGM prices and the pre-tax net loss of $4.0 million on the repurchase of a portion of the Company's 1.875% and 1.75% Convertible Debentures recorded in the third quarter of 2015. Underlying earnings for 2016 were $10.6 million (after-tax) adjusted for transactional costs associated with the proposed acquisition of the Company by Sibanye, compared to underlying earnings of $26.1 million (after-tax) for 2015, adjusted for an impairment charge, loss on repurchase of a portion of the convertible debentures and reorganization charges. Underlying earnings is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to GAAP financial measures, see "Item 6 - Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures" in Part II, of this Annual Report on Form 10-K.
Revenues in 2016 included $405.1 million from mine production and $305.9 million of recycling sales. Comparable revenues in 2015 included $415.8 million from mine production and $310.2 million of recycling revenues. Revenues from recycling sales have dropped with the shift in business from the purchased catalyst to tolled catalyst. Market prices for palladium and platinum, the Company’s principal products, declined in 2016, averaging approximately $614 and $989 per ounce respectively during the year. In 2015, the market price for palladium averaged $692 per ounce and for platinum, $1,053 per ounce.
The Company’s liquidity (cash and cash equivalents plus highly-liquid short-term investments, including $18.5 million of investments which have been reserved as collateral on undrawn letters of credit) decreased during the year to $450.1 million, primarily as a result of an increase in recycling inventories due to additional purchased ounces in inventory at year end. Significant progress was made in the Company’s efforts to control costs during 2016, with AISC, a non-GAAP financial measure, declining to $622 per ounce from $709 per ounce in 2015. Total combined cash costs per mined ounce of palladium and platinum, net of by-product and recycling credits (a non-GAAP financial measure) averaged $438 and $495 per ounce for the years ended December 31, 2016 and 2015, respectively.
The Company’s two operating mines in Montana, the Stillwater Mine and the East Boulder Mine, continued to perform well. Total mine production of palladium and platinum in 2016 was 545,300 ounces. Production at the East Boulder Mine increased 8.6% during 2016 to 218,300 ounces of palladium and platinum, up from 201,000 ounces in 2015, as productivity increased and production from the Graham Creek area ramped up. Production increased 2.3% at the Stillwater Mine to 327,000 saleable ounces in 2016.
Along with its mined material, the Company also processes recycled palladium, platinum and rhodium through its smelter. In 2016, the Company processed an average of 24.7 tons per day of recycled material, up from 20.9 tons per day processed in 2015. The Company earned $12.4 million (before tax) on this business during 2016, an increase from the $10.2 million in 2015 due to an increase in volumes of purchased recycling materials in 2016 compared to the previous year.
Development of the Blitz area, which ultimately is expected to extend the underground infrastructure at the Stillwater Mine by approximately 23,000 feet to the east, also progressed during 2016. TBM development totaled 2,893 tunnel feet during the year. Development of the core Blitz infrastructure is expected to be completed in early 2019. Construction of the Benbow access portal started in the in the third quarter of 2016. A modest exploration program continued at Marathon and Altar during 2016.
On the environmental front, 2016 continued the Company’s excellent record, with only one notice of violation. In addition, the Company continued to make progress at both Montana mines to mitigate groundwater nitrogen impacts. Safety performance in 2016, in terms of the Company’s reportable incidence rate, improved relative to 2015.

The Company saw an overall net increase in its proven and probable ore reserves of palladium and platinum during 2016. Expressed on an in-situ basis, total proven ore reserves of palladium and platinum remained consistent with 2015 at 2.99 million ounces, while total proven and probable ore reserves increased by 6.5% to 21.2 million combined ounces of palladium and platinum. The greatest change was at the Stillwater Mine, where the probable ore reserves were increased by 24.2% to 8.6 million ounces, due in part to incorporating resources at Blitz.
In 2017, the Company intends to continue to focus on driving down costs and improving productivity. The Company plans to continue its efforts to build the recycling business to better utilize the available capacity in the metallurgical facilities. With regard to the exploration stage projects, the Company expects to continue pursuing opportunities to realize value appropriately from its assets at Marathon and Altar.
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
The PGM ores in the J-M Reef contain some of the highest PGM grades in the world. These ores are palladium dominant and normally yield approximately 3.4 times as much palladium as platinum, along with lesser values of by-product gold, nickel, rhodium, copper and silver. However, the narrow mining widths and steeply dipping configuration of the J-M Reef make the deposit relatively complex to mine. The Company's mines compete primarily with the platinum-rich PGM ore reserves found in South Africa's Bushveld Complex and with the significant palladium by-products of Norilsk Nickel's primary nickel mines in northern Russia. The platinum-dominant Bushveld PGM deposits also occur in narrow reef structures, but they typically dip only gradually to depth in comparison to the J-M Reef. However, most of the shallower Bushveld ores have now largely been depleted, leaving deeper, hotter and more complex mining conditions and comparatively higher mining costs per ounce. The Russian nickel mines of Norilsk Nickel, which provide over 38% of all palladium mined each year, produce palladium-rich PGMs as a major by-product of their primary nickel operations at a very low marginal cost. Other global sources of primary PGMs include the Great Dyke in Zimbabwe, the predominantly nickel-copper operations of Vale and Glencore Xstrata at Sudbury in Canada, and North American Palladium's operations at Lac des Îles, also in Canada.
The Company's financial performance is sensitive to both the absolute level of PGM prices and to the relationship between the price of platinum and the price of palladium. Historically, the Company's financial and share price performance has correlated closely with the price of palladium, the Company's principal product. As the price of palladium increases relative to the price of platinum, the Company's competitive position relative to the South African PGM producers generally improves. However, in periods of low PGM prices, and in particular when palladium prices decline relative to platinum prices, the Company's palladium-rich production may put it at a disadvantage to comparable mines in South Africa with a higher proportion of platinum in their ores. Currency exchange rates also play a role in the Company's competitive standing. During 2014, 2015 and 2016, the South African rand weakened significantly, reducing South African rand-denominated costs relative to U.S. dollar costs and somewhat improving the South Africans' competitive position. The Russian ruble also weakened against the U.S. dollar in this period. See “Item 1A - Risk Factors – The Company may be competitively disadvantaged as primarily a palladium producer with a U.S. dollar-based cost structure" for further discussion.

Operations
Stillwater Mine
The Stillwater Mine to date has developed portions of the reef along approximately seven horizontal miles on various levels underground, ranging from approximately the 1900 level at the deepest up to the 7500 level in the Upper West area of the mine. Typically, the lower portion of the Stillwater Mine that is accessed from the shaft - referred to as the “Off-Shaft” area - has produced relatively high average ore grades; however, mineable ore zones in this area tend to exhibit less continuity of grade and thickness along the reef. By contrast, the western portion of the mine above the 5000 level - the “Upper West” area - generally has lower average ore grades, but the ore continuity, grade and thickness in this area is more consistent. Consequently, overall ounce production at the Stillwater Mine is sensitive not only to the total ore tons produced, but also to the mix of ore grades produced from different areas of the mine. Grades to the mill at the Stillwater Mine can range between approximately 0.45 and 0.65 ounces per ton, and in 2016 averaged 0.50 ounces per ton. In 2016, the Stillwater Mine produced 327,000 ounces of PGMs, up from 319,800 ounces in 2015 – and generated 2016 revenues of $247.8 million. At December 31, 2016, the Stillwater Mine had 791 employees.
East Boulder Mine
The East Boulder Mine to date has developed portions of the reef along approximately four horizontal miles on eight primary levels between the elevations of 6,500 and 8,200 feet above sea level, with some limited mining down to the 6,200 level. The continuity of grade and thickness in the PGM mineralization at East Boulder Mine is characteristically more consistent than that observed at the Stillwater Mine. However, average ore grades at the East Boulder Mine are lower, with grades to the mill typically averaging between 0.35 and 0.40 ounces per ton; in 2016 they averaged 0.38 ounces per ton. During 2016 the East Boulder Mine produced 218,300 ounces of PGMs, compared to 201,000 ounces in 2015 – with 2016 revenues of $157.2 million. At December 31, 2016, the East Boulder Mine had 402 employees.
Columbus Processing and PGM Recycling
The Company's processing facilities process mineral concentrates from the two mines, along with recycling material from automotive catalysts and other industrial sources. Recycling materials and mine concentrates are weighed and sampled upon arrival at the smelter, and then are commingled and fed into the smelter and then into the base metals refinery. The final primary output from these facilities is a PGM-rich filtercake that is shipped to JM for final processing. JM recovers palladium, platinum and recycled rhodium from these materials, along with lesser values of mine by-products including rhodium, gold and silver. The base metals refinery also recovers and sells by-product nickel sulfate and copper, both at less than commercial grades. The full cost of operating the Company's processing facilities is allocated back to the mines and to the recycling business. At December 31, 2016, the processing facilities and analytical laboratory had 170 employees combined.
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
Recycling Business
The recycling business has proven to be very sensitive to PGM and scrap steel prices: volumes of recycling material available in the market can drop sharply when PGM and / or scrap steel prices decline, impacting the overall profitability of the business. The Company believes it enjoys certain competitive strengths in the recycling business. The concentrates from the Company's Montana mines contain not only PGMs, but also significant quantities of nickel and copper, which enable the efficient recovery of the PGMs in the recycled materials. Copper and nickel sulfides from the ore concentrates bind with the elemental PGMs from recycling in the smelter and so aid in collecting the recycled PGMs.
In acquiring recycled automotive catalysts, the Company may advance funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. In most cases, the Company advances funds to suppliers when the associated material for recycling is either pending transit or is already in transit to the processing facilities. The state-of-the-art recycling, sampling and assay facilities allow the Company to accelerate final settlements with suppliers, thereby allowing them to turn over their working capital faster. Outstanding advances that were not backed up by inventory physically in the Company’s possession totaled $6.8 million and $4.4 million at December 31, 2016, and 2015, respectively.

Cost Structure
The table that follows indicates the relative contribution to total costs of various cost components for the Company's Montana operations.

Mining and Processing Cost Components	2016	2015	2014
Labor and benefits	51.5%	51.3%	49.1%
Materials and supplies	22.9%	23.2%	23.3%
Utilities and fuel	5.8%	6.4%	7.0%
Contracted services	8.6%	8.4%	7.9%
Royalties, non-income taxes and other	11.2%	10.7%	12.7%
Total	100.0%	100.0%	100.0%
Excludes unallocated corporate overhead costs and costs to purchase recycling materials. Costs are shown gross and do not reflect the portion of these costs that are allocated to mined material carried in inventory.
Labor and benefits comprise the largest share of costs in the Company's operations. Based on the PGM market environment, the Company reduced its total workforce by 159 employees during the third quarter of 2015, primarily consisting of employees located at the Stillwater Mine and Columbus processing facilities, which is expected to result in annual savings of $10 to $12 million. Excluding reorganization initiatives, the Company's attrition rate during 2016 averaged 5.4%, as compared to 7.4% in 2015.
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
SOCIAL AND ENVIRONMENTAL CONSIDERATIONS
Management believes that effectively addressing the Company's social and environmental obligations is essential to maximizing value for shareholders. Thus, the Company's environmental approach focuses on operational integrity, on the essential environmental role played by its products, and on valuing the areas in which the Company's operations are located. The Company is a key employer in the communities in which it operates and actively supports selected community programs in which its employees and their families live. Commitment to the community, attractive wages and benefits and maintaining a safe work environment not only allow the Company to be competitive in the market for employees, but also contribute to the health and economic vigor of the communities where it operates. The Company believes its investment in state-of-the-art facilities and technologies allows the Company to continually deliver high-quality products to its customers at a competitive price.
The Good Neighbor Agreement, now in its seventeenth year, legally commits the Company to work closely with and provide full environmental disclosure to its neighbors and certain regional environmental non-governmental organizations (NGOs). Provisions of the agreement include transporting the majority of Company employees to and from work in buses so as to minimize traffic on rural roads; periodic meetings among the parties to the agreement to discuss concerns and consider environmental performance, ongoing Company funding of an independent engineering firm to monitor and report on the Company's environmental outcomes and open community involvement in Company dealings with regulatory agencies.
The Company's processes overall are designed to minimize their impact on the environment and comply with all applicable regulatory standards. In excess of 50% of the mined tailings typically are returned to the mines after processing and are used as underground fill. The remaining tailings are placed in lined tailings ponds where the constructed embankments are contemporaneously re-vegetated and contoured to match the surrounding topography. Mine effluent water generally meets drinking water standards aside from elevated concentrations of nitrates from the explosives used underground. These nitrates are treated and removed biologically before any water is discharged. Tailings water is recycled through lined facilities back to the concentrators and not discharged to the environment. Regular bioassays of tailings water consistently show 100% survival of trout fingerlings. Biodiesel blends are used as fuel underground, both for their cleaner exhaust and to reduce carbon footprint. Likewise, in an area noted for its abundance of deer, elk and bear, the Stillwater Mine also hosts a large herd of bighorn sheep that winter on the mine property.

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
LIQUIDITY AND CAPITAL RESOURCES
Merger with Sibanye
The Company currently expects the merger to be completed in the second quarter of 2017. However, the completion of the merger is subject to various conditions, some of which are outside of the Company's control. If the merger agreement were terminated, the Company would nonetheless incur significant transaction costs and may, depending upon market conditions and other factors, take actions outside the ordinary course of business, including repurchasing its then-outstanding securities.

Liquidity
The Company's liquidity at December 31, 2016, and 2015, including highly-liquid investments with cash and cash equivalents, was $450.1 million, and $463.8 million, respectively. The cash and cash equivalents plus highly liquid investments for both 2016 and 2015 includes $18.5 million of investments which have been reserved as collateral on letters of credit. The Company's liquidity at December 31, 2014, including highly-liquid investments with cash and cash equivalents, was $531.5 million, which did not include investments that were reserved as collateral on undrawn letters of credit.
The following table reflects the cash flow activity for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Net cash provided by operating activities	$78,255	$110,421	$187,552
Net cash used in investing activities	(100,086)	(174,952)	(162,957)
Net cash used in financing activities	(2,267)	(68,419)	(30,996)
Net decrease in cash and cash equivalents	$(24,098)	$(132,950)	$(6,401)
Operating Activities
The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both the level of PGM production and cash costs of production.
The total gross principal outstanding (before discounts) under the Company's 1.875% and 1.75% Convertible Debentures at December 31, 2016 and 2015 was $335.7 million, and $399.0 million for the year ended December 31, 2014.
Total outstanding balance sheet debt obligations (long-term debt only) reported at December 31, 2016, was approximately $274.8 million, an increase from the $255.8 million at December 31, 2015 and a decrease from the $291.1 million at December 31, 2014. Accretion expense in 2016 and 2014 was $24.7 million and $24.1 million, respectively. The decrease during 2015 was primarily related to the repurchase of $63.3 million principal (total cash payment of $61.0 million) of the Company's 1.875% and 1.75% Convertible Debentures, partially offset by $18.0 million of accretion expense related to the equity component of the Company's outstanding 1.875% and 1.75% Convertible Debentures.
The Company’s total principal debt of $274.8 million includes approximately $274.3 million of 1.75% Convertible Debentures and $0.5 million of 1.875% Convertible Debentures. The $274.3 million of 1.75% Convertible Debentures represents the net discounted value of the notes (first redeemable in 2019), offset by the deferred debt issuance costs and valued against a borrowing rate of 8.5%; against a remaining gross principal amount borrowed of $335.15 million. The Company's $0.5 million of outstanding 1.875% Convertible Debentures are redeemable at par at the discretion of the holders on March 15, 2018. The Company expects all of the outstanding 1.875% Convertible Debentures to be redeemed at that time.

The Company will be required to fund approximately $5.9 million in total cash interest payments during 2017 related to its outstanding debt obligations.
The Company's financial performance is affected by changes in PGM prices. Absent separate hedging arrangements, a 1% change in the price of platinum would affect annual cash generated from mining operations by approximately $3.3 million, and a corresponding change in the price of palladium would affect annual cash generation from mining operations by approximately $1.8 million. The sensitivity of the recycling business to changes in palladium and platinum prices is more muted and varies according to the provisions in the various recycling agreements. In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin. During 2016, the average (before-tax) margin realized on recycling revenues (including financing income) was approximately 4.0%.
Changes in the Company's cash costs of production generally flow through dollar-for-dollar into cash flows from operations. A reduction due to grade in total mine production of 10%, or approximately 54,500 ounces per year, would reduce cash flows from operations by an estimated $35.9 million per year at the price and cost levels prevailing at December 31, 2016.
Investing Activities
The Company’s investing activities primarily consist of capital spending and net sales and purchases of short-term investments. Cash utilized for capital expenditures totaled $88.7 million in 2016, $107.4 million in 2015, and $119.7 million in 2014.
Financing Activities
Financing activities in 2016 included the remaining $0.6 million of the TBM capital leases, $1.8 million of payments related to tax withholding for share-based compensation and offsetting these financing activities were proceeds of less than $0.1 million from the exercise of outstanding stock options. Financing activities in 2015 included the repurchase of $61.6 million principal amount of the 1.75% Convertible Debentures due 2032 and $1.7 million principal amount of the 1.875% Convertible Debentures due 2028 for total consideration of $61.0 million. Refer to "Note 14 - Debt and Capital Lease Obligations", in the consolidated financial statements for a more complete discussion of the repurchase of a portion of the Company's 1.875% and 1.75% Convertible Debentures.
Capital Resources
1.875% Convertible Debentures
In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% Convertible Debentures, due 2028, paying cash of $1.6 million and recording a gain of approximately $0.1 million, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
Holders of the remaining $0.5 million of outstanding 1.875% Convertible Debentures may require the Company to repurchase all or a portion of their 1.875% Convertible Debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain specified events. The Company has the option to redeem the remaining $0.5 million of outstanding 1.875% Convertible Debentures for cash at its discretion. This outstanding balance of $0.5 million is reported as a long-term debt obligation at December 31, 2016.
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
The 1.75% Convertible Debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The 1.75% Convertible Debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. In the third quarter of 2015, the Company repurchased $61.6 million of the outstanding principal of the 1.75% Convertible Debentures, due 2032, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which includes a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive Income (Loss).

The discounted debt balance outstanding associated with these debentures at December 31, 2016, was $274.3 million, which is net of unamortized discount of $57.9 million and $2.9 million deferred debt issue costs.
Asset-Backed Revolving Credit Facility
The Company terminated its $100.0 million asset-backed revolving credit facility on December 31, 2015, incurring expenses and fees (including the remaining deferred debt issuance fees) of approximately $0.5 million. For further information regarding this asset-backed revolving credit facility, see "Note 14 - Debt and Capital Lease Obligations" in the Company's 2016 consolidated financial statements included in this Annual Report on Form 10-K.
Capital Lease Obligation
In June 2012, the Company entered into a four-year capital lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a TBM for use on the Blitz development adjacent to the Stillwater Mine. Lease payments were due quarterly in advance. The capital lease was paid off in June 2016.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
The Company’s total revenues, including proceeds from the sale of by-products, totaled $711.3 million in 2016, a decrease of 2.1% compared to revenues of $726.3 million in 2015. This decrease in total revenues reflects a 9.7% decrease in the combined average realized price for mine production sales, offset by an 8.3% increase in mine production sales volumes; an increase in volume of purchased recycled materials for the Company's own account and reduced volumes of tolled material that is processed for a fee and returned to the supplier in 2016, as compared to 2015.
Revenues from the Mine Production segment totaled $405.1 million in 2016 (including $23.7 million from by-products), a decrease of 2.6% compared to $415.8 million in 2015 (of which $23.1 million was from by-products). Palladium and platinum ounces sold from mine production were 549,200 in 2016, compared to 507,300 ounces in 2015. The combined average realization on these palladium and platinum sales was $694 per ounce in 2016 and $774 per ounce in 2015.
Revenues from the PGM Recycling segment reflected a decrease of 1.4% during 2016, to $305.9 million from $310.2 million in 2015. Recycling ounces sold during 2016 totaled 401,100 ounces, compared to the 340,200 sold in 2015, a 17.9% increase over 2015. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $736 per ounce in 2016 compared to $886 in 2015. In addition to purchased recycling material, the Company toll processed 228,300 ounces of PGMs during 2016, an 11.4% increase over the 205,000 tolled ounces processed in 2015. Overall, recycling volumes processed during 2016 totaled 668,300 ounces of PGMs, an increase of 21.3% from the 551,100 ounces processed in 2015.
Costs of metals sold, which excludes depletion, depreciation and amortization expense, was $574.1 million in 2016, compared to $594.7 million in 2015, a decrease of 3.5%. The costs of metals sold from mine production, totaled $279.3 million in 2016, compared to $294.0 million in the prior year, a decrease of 5.0%. Overall, recycling costs of metals sold decreased to $294.9 million in 2016 from $300.7 million in 2015. The average acquisition costs of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) decreased to $700 per ounce in 2016 from $799 per ounce in 2015.
During 2016, the Company’s mining operations produced 545,300 ounces of PGMs, including 420,200 ounces of palladium and 125,100 ounces of platinum. This represents an increase of 4.7% from 2015, when the Company’s mining operations produced 520,800 ounces of PGMs, including 402,900 ounces of palladium and 117,900 ounces of platinum. The Stillwater Mine produced 327,000 ounces of PGMs in 2016, compared with 319,800 ounces of PGMs in 2015, an increase of 2.3%. The East Boulder Mine produced 218,300 ounces of PGMs in 2016, an increase of 8.6% compared with the 201,000 ounces of PGMs produced there in 2015.
Depletion, depreciation and amortization expense was $73.8 million in 2016, compared to $65.1 million in 2015. The increase in expense for 2016 was primarily due to ongoing depletion of mine development costs.
General and administrative costs were $34.7 million in 2016, compared to $34.0 million in 2015, an increase of approximately 2.1%. Contributing to the increase in 2016 are the $1.7 million of costs associated with the potential merger of the Company with Sibanye Gold Limited. The Company recognized $5.5 million in total exploration expenses in 2016, consisting of $1.2 million related to lower East Boulder in Montana and $0.4 million related to exploration activities in Canada and $3.9 million related to South America in 2016, compared to $3.6 million in 2015, all related to Canada and South America exploration activities.

Interest income increased to $4.2 million in 2016 from $3.0 million in 2015, reflecting increased financing income on recycling balances and increased returns on investments in 2016. The Company’s outstanding long-term debt balance was $274.8 million at December 31, 2016, an increase from $255.1 million at December 31, 2015. The 2016 increase was related to the accretion of the equity component on the Company's outstanding 1.875% and 1.75% Convertible Debentures, partially offset by accretion of the debt discount associated with the $396.75 million 1.75% Convertible Debentures. Interest expense for the years ended December 31, 2016 and 2015 was $16.5 million and $20.2 million, respectively, net of $9.1 million and $6.0 million, respectively, which was capitalized.
The Company recorded an income tax provision of $3.7 million in 2016, compared to an income tax benefit of $12.3 million in 2015. The income tax benefit in 2015 resulted primarily from a partial restructure of internal operations and the creation of a separate metal sales and trading subsidiary in the first quarter of 2015. This resulted in a re-measuring of the Company’s deferred state tax associated with deferred tax assets and liabilities at December 31, 2015.
The Company recorded a foreign currency transaction gain of $1.2 million in 2016, compared to a gain of $3.9 million in 2015. The gains in both 2016 and 2015 relate principally to the re-measurement of the Argentine deferred tax balances recorded in association with the acquisition of Peregrine Metals Ltd. into U.S. dollars.
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
Costs of metals sold, which excludes depletion, depreciation and amortization expense, was $594.7 million in 2015, compared to $729.5 million in 2014, a decrease of 18.5%. Overall, recycling costs of metals sold decreased to $300.7 million in 2015 from $391.5 million in 2014. The average acquisition costs of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) decreased to $799 per ounce in 2015 from $996 per ounce in 2014. The costs of metals sold from mine production, totaled $294.0 million in 2015, compared to $332.6 million in the prior year, a decrease of 11.6%.
In addition to Mine Production and PGM Recycling metal sales, on occasion the Company will acquire metal in the open market and simultaneously resell it to third parties. There were no open market purchases or sales during the year ended December 31, 2015. The Company recognized other revenue of $5.3 million for metal acquired in the open market and simultaneously resold to third parties during the year ended December 31, 2014. The costs of metals sold in the open market for the year ended December 31, 2014, totaled $5.3 million.
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
Interest income decreased to $3.0 million in 2015 from $3.6 million in 2014, reflecting decreased financing income on recycling balances in 2015, and in part by reduced cash balances in the second half of 2015. The Company’s outstanding long-term debt balance was $258.9 million at December 31, 2015, a decrease from $294.0 million at December 31, 2014. The 2015 decrease was related to the repurchase of a portion of the Company's 1.875% and 1.75% Convertible Debentures, which was partially offset by the accretion of the equity component on the Company's outstanding 1.875% and 1.75% Convertible Debentures. The debt balance at the end of 2014 included the redemption of $30.0 million of State of Montana 8.0% Exempt Facility Revenue Bonds, partially offset by accretion of the debt discount associated with the $396.75 million 1.75% Convertible Debentures. Interest expense for the years ended December 31, 2015 and 2014 was $20.2 million and $22.7 million, respectively, net of $6.0 million and $5.1 million, respectively, which was capitalized.
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
The Company recorded a foreign currency transaction gain of $3.9 million in 2015, compared to a gain of $5.2 million in 2014. The gains in both 2015 and 2014 were related principally to the re-measurement of the Argentine deferred tax balances recorded in association with the acquisition of Peregrine Metals Ltd. into U.S. dollars.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements, regulatory obligations, and contractual obligations (employee benefits and operating leases). The Company did not have any off-balance sheet arrangements at December 31, 2016 or 2015.
The following table represents significant contractual future cash obligations and other commercial commitments and regulatory commitments, including related interest payments, at December 31, 2016:.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
1.875% Convertible debentures	$—	$524	$—	$—	$—	$—	$524
1.75% Convertible debentures	—	—	335,150	—	—	—	335,150
Operating lease obligations	148	120	66	—	—	—	334
Asset retirement obligations	—	—	—	—	—	119,387	119,387
Payments of interest (1)	5,875	5,870	5,865	—	—	—	17,610
Liability classified compensation (2)	512	299	534	—	—	—	1,345
Directors' deferred share plan(3)	—	—	—	—	—	1,750	1,750
Other liabilities (4)	13,755	5,411	—	—	—	—	19,166
Total	$20,290	$12,224	$341,615	$—	$—	$121,137	$495,266

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
(4) Amounts included in other liabilities that are anticipated to be paid in 2017 and 2018 include property taxes and severance / license taxes.

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

ASSET IMPAIRMENT
Please refer to the Asset Impairment section included in "Note 2 - Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for discussion of the accounting policies related to assessing impairment of the Company's long-lived assets. Also, please refer to "Note 4 - Asset Impairment", in the Company's 2016 consolidated financial statements for a discussion of the methods, assumptions and estimates related to the Company's exploration property asset impairments.
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
Income taxes are determined using the asset and liability method, which results in the recognition of deferred tax assets and liabilities. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities based on currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes associated with the Company's Canadian and South American activities are recorded using the assumption that any future earnings and profits associated with these activities will not be repatriated into the U.S. but will be fully utilized in Canada and South America.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2016 and 2015, for the portion of the Company's net deferred tax assets and certain credits for which it is considered “more likely than not” that they will not be realized.
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
During the first quarter of 2016, the Company recorded a $0.3 million decrease in estimated reclamation costs due to a change in the estimated lives of the Company’s Montana mines. The Company reviewed its asset retirement assumptions at December 31, 2016 and determined no corresponding adjustment was required. See "Note 17 - Asset Retirement Obligation” to the Company’s 2016 consolidated financial statements for further information.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk, including the effects of adverse changes in metal prices, interest rates and foreign currencies as discussed below.
QUANTITATIVE INFORMATION ABOUT MARKET RISK
The information required by this item is provided in "Items 1 and 2 - Business and Properties - Competition: Palladium and Platinum Market" and "Note 6 - Derivative Instruments" and "Note 11 - Investments" to the Company's 2016 consolidated financial statements and is incorporated herein by reference.
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
INTEREST RATE RISK AND INVESTMENT RISK
At December 31, 2016, all the Company's outstanding long-term debt was subject to fixed rates of interest. Interest income received from the Company's recycling suppliers is generally linked to short-term inter-bank rates.
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
The Company has been exposed to a significant inflation rate on its Argentine holdings. During 2016, the Company recorded a net foreign currency transaction gain of $2.5 million on deferred tax balances recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred taxes will be settled at a future date in pesos, changes in the relative currency values are recognized in each period and reflected as Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income (Loss).

ITEM 8
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
February 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Billings, Montana
February 16, 2017

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31,	2016	2015	2014
(In thousands, except per share data)
REVENUES
Mine Production	$405,070	$415,774	$536,010
PGM Recycling	305,865	310,156	401,684
Other	400	400	5,925
Total revenues	711,335	726,330	943,619
COSTS AND EXPENSES
Costs of metals sold
Mine Production	279,274	293,955	332,632
PGM Recycling	294,850	300,710	391,481
Other	—	—	5,357
Total costs of metals sold (excludes depletion, depreciation and amortization)	574,124	594,665	729,470
Depletion, depreciation and amortization
Mine Production	73,080	64,200	66,387
PGM Recycling	728	949	1,019
Total depletion, depreciation and amortization	73,808	65,149	67,406
Total costs of revenues	647,932	659,814	796,876
Gain on disposal of property, plant and equipment	(148)	(216)	(337)
(Gain) / loss on long-term investments	(678)	372	125
Impairment of non-producing mineral properties	—	46,772	550
Exploration	5,474	3,591	2,768
Reorganization	—	1,658	10,402
General and administrative	34,664	34,033	35,067
Total costs and expenses	687,244	746,024	845,451
OPERATING INCOME (LOSS)	24,091	(19,694)	98,168
OTHER INCOME (EXPENSE)
Other	118	920	904
Loss on extinguishment of debt, net	—	(4,010)	—
Interest income	4,216	2,955	3,551
Interest expense, net of capitalized interest	(16,491)	(20,187)	(22,719)
Foreign currency transaction gain, net	1,219	3,947	5,237
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	13,153	(36,069)	85,141
Income tax (provision) benefit	(3,680)	12,333	(16,258)
NET INCOME (LOSS)	$9,473	$(23,736)	$68,883
Net loss attributable to noncontrolling interest	—	(11,808)	(1,414)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,473	$(11,928)	$70,297
Other comprehensive income, net of tax
Net unrealized (loss) gain on investments available-for-sale and deferred compensation	(17)	(214)	11
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,456	$(12,142)	$70,308
Comprehensive loss attributable to noncontrolling interest	—	(11,808)	(1,414)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,456	$(23,950)	$68,894
Weighted average shares of common stock outstanding
Basic	121,072	120,809	119,953
Diluted	121,576	120,809	156,233
Basic income (loss) per share attributable to common stockholders	$0.08	$(0.10)	$0.59
Diluted income (loss) per share attributable to common stockholders	$0.08	$(0.10)	$0.56
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$123,238	$147,336
Investments, at fair value (Note 11)	326,884	316,429
Inventories	138,653	102,072
Trade receivables	1,621	800
Prepaid expenses	3,239	2,821
Other current assets	20,684	21,628
Total current assets	614,319	591,086
Mineral properties	112,480	112,480
Mine development, net	484,452	460,751
Property, plant and equipment, net	111,396	109,957
Other noncurrent assets	4,390	4,115
Total assets	$1,327,037	$1,278,389
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$37,056	$18,205
Accrued compensation and benefits	29,589	30,046
Property, production and franchise taxes payable	13,791	13,907
Current portion of long-term debt and capital lease obligations	—	657
Income taxes payable	2,230	—
Other current liabilities	4,642	5,286
Total current liabilities	87,308	68,101
Long-term debt	274,806	255,099
Deferred income taxes	16,403	22,761
Accrued workers compensation	6,426	6,070
Asset retirement obligation	11,596	11,027
Other noncurrent liabilities	9,652	6,102
Total liabilities	406,191	369,160
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 121,234,192 and 121,049,471 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,212	1,210
Paid-in capital	1,101,442	1,099,283
Accumulated deficit	(181,594)	(191,067)
Accumulated other comprehensive loss	(214)	(197)
Total stockholders’ equity	920,846	909,229
Total liabilities and equity	$1,327,037	$1,278,389
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2016	2015	2014
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,473	$(23,736)	$68,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	73,808	65,149	67,406
Gain on disposal of property, plant and equipment	(148)	(216)	(337)
(Gain) / loss on long-term investments	(678)	372	125
Impairment of non-producing mineral properties	—	46,772	550
Loss on extinguishment of debt, net	—	4,010	—
Amortization / accretion of premiums / discounts for investments	2,405	2,414	1,810
Deferred income taxes	(4,444)	(17,711)	(4,590)
Foreign currency transaction gain, net	(1,219)	(3,947)	(5,237)
Accretion of asset retirement obligation	858	812	747
Amortization of deferred debt issuance costs	892	2,211	2,265
Accretion of convertible debenture debt discount	18,815	17,222	17,156
Share based compensation and other benefits	3,771	10,080	14,001
Non-cash capitalized interest	(6,504)	(4,068)	(3,278)
Excess tax (benefit) shortfall from stock-based compensation	(108)	154	(46)
Changes in operating assets and liabilities:
Inventories	(38,010)	28,440	27,062
Trade receivables	(821)	477	7,711
Prepaid expenses	(418)	(275)	1,366
Accounts payable	15,273	(4,611)	(7,952)
Accrued compensation and benefits	(457)	73	(673)
Property, production and franchise taxes payable	(112)	(3,019)	1,271
Income taxes payable	2,230	—	(4,416)
Accrued workers compensation	356	10	29
Other operating assets	1,030	(6,792)	1,206
Other operating liabilities	2,263	(3,400)	2,493
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,255	110,421	187,552
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88,696)	(107,434)	(119,682)
Proceeds from disposal of property, plant and equipment	224	387	465
Proceeds from sale of long-term investments	1,099	—	—
Purchases of investments	(281,303)	(286,380)	(229,462)
Proceeds from maturities and sales of investments	268,590	218,475	185,722
NET CASH USED IN INVESTING ACTIVITIES	(100,086)	(174,952)	(162,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of noncontrolling interest	—	(5,216)	—
Excess tax benefit (shortfall) from stock-based compensation	108	(154)	46
Payments on debt and capital lease obligations	(657)	(63,109)	(32,035)
Payments of tax obligations for share-based compensation	(1,752)	—	—
Proceeds from issuance of common stock	34	60	993
NET CASH USED IN FINANCING ACTIVITIES	(2,267)	(68,419)	(30,996)
CASH AND CASH EQUIVALENTS
Net decrease	(24,098)	(132,950)	(6,401)
Balance at beginning of period	147,336	280,286	286,687
BALANCE AT END OF PERIOD	$123,238	$147,336	$280,286
See Accompanying Notes to Consolidated Financial Statements

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2013	119,466	$1,195	$1,076,200	$(249,436)	$6	$19,894	$847,859
Net income	—	—	—	70,297	—	(1,414)	68,883
Change in fair market value of investments available-for-sale	—	—	—	—	11	—	11
Deferred taxes	—	—	(83)	—	—	—	(83)
Common stock issued under share-based plans	916	9	10,842	—	—	—	10,851
Income tax benefit on share-based plans	—	—	46	—	—	—	46
Compensation expense under share-based plans	—	—	4,141	—	—	—	4,141
BALANCE AT DECEMBER 31, 2014	120,382	$1,204	$1,091,146	$(179,139)	$17	$18,480	$931,708
Net loss	—	—	—	(11,928)	—	(11,808)	(23,736)
Change in fair market value of investments available-for-sale, net of tax	—	—	—	—	(384)	—	(384)
Change in fair value of deferred compensation, net of tax	—	—	—	—	170	—	170
Common stock issued under share-based plans	667	6	7,228	—	—	—	7,234
Income tax shortfall on share-based plans	—	—	(154)	—	—	—	(154)
Compensation expense under share-based plans	—	—	2,905	—	—	—	2,905
Extinguishment of debt, net of tax	—	—	(3,298)	—	—	—	(3,298)
Purchase of noncontrolling interest			1,456			(6,672)	(5,216)
BALANCE AT DECEMBER 31, 2015	121,049	$1,210	$1,099,283	$(191,067)	$(197)	$—	$909,229
Net income	—	—	—	9,473	—	—	9,473
Change in fair market value of investments available-for-sale, net of tax	—	—	—	—	97	—	97
Change in fair value of deferred compensation, net of tax	—	—	—	—	(114)	—	(114)
Common stock issued under share-based plans	299	3	48	—	—	—	51
Shares withheld to cover employees tax obligations	(114)	(1)	(1,752)	—	—	—	(1,753)
Income tax benefit on share-based plans	—	—	108	—	—	—	108
Compensation expense under share-based plans	—	—	3,755	—	—	—	3,755
BALANCE AT DECEMBER 31, 2016	121,234	$1,212	$1,101,442	$(181,594)	$(214)	$—	$920,846
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
On December 9, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sibanye Gold Limited (“Sibanye”), Thor US Holdco Inc. and Thor Mergco Inc., an indirect wholly-owned subsidiary of Parent (“Merger Sub”), which provides that, among other things and subject to the terms and conditions therein, (1) Merger Sub will be merged with and into the Company and (2) at the effective time of the merger, each outstanding share of common stock of the Company, par value $0.01 per share (other than shares owned by the Company, Sibanye or their respective subsidiaries or shares with respect to which appraisal rights are validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive $18.00 per share in cash without interest.
The closing of the merger is subject to (1) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (2) the approval of the merger by the holders of a majority of Sibanye’s shares present and voting, (3) the approval of the related issuance of shares by Sibanye in a rights offering by the holders of at least 75% of Sibanye’s shares present and voting, (4) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), CFIUS clearance and the approval of the South African Reserve Bank, and (5) other customary conditions. Early termination of the waiting period applicable to the completion of the merger under the HSR Act was previously granted.
As of the date of this Form 10-K, the Company expects to complete the merger in the second quarter of 2017. However, completion of the merger is subject to the satisfaction or waiver of the conditions to the completion of the merger, which are described above and include various regulatory clearances and approvals. It is possible that factors outside the control of the Company or Sibanye could delay the completion of the merger or prevent it from being completed at all. The Company expects to complete the merger promptly following the receipt of all required approvals.
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
INVESTMENTS
Investment securities at December 31, 2016, and 2015, consist of mutual funds, federal agency notes and commercial paper with stated maturities less than two years. All securities are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment and recorded as a component of other income. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

The Company’s long-term investments in various junior exploration companies were originally recorded at cost due to less than 20% equity ownership interest and no significant Company control over the investees. A decline in the market value of these long-term investments that is deemed to be other-than-temporary will result in a reduction of the carrying amount of the investment to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.
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
INVENTORIES
Mined inventories are carried at the lower of current realizable value or average cost. Production costs include the costs of direct labor and materials, depletion, depreciation and amortization, and overhead costs relating to mining and processing activities. The value of recycled inventories is determined based on the acquisition costs of the recycled material and includes all inventoriable processing costs, including direct labor, direct materials, depreciation, transportation and third-party refining costs which relate to the processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.
RECEIVABLES
Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company determined that no allowance against its receivable balances at December 31, 2016 and 2015 was necessary.
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
PROPERTY, PLANT AND EQUIPMENT
Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from one to fifteen years. Interest is capitalized on expenditures related to major construction or development projects and is amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or when development and construction cease. Maintenance and repairs are charged to costs of revenues as incurred.
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
NONCONTROLLING INTEREST
Noncontrolling interest is related to the sale of a 25% ownership interest in Stillwater Canada Inc during 2012. Noncontrolling interest is classified in the Company's Consolidated Statements of Comprehensive Income (Loss) as part of consolidated net income (loss) and the accumulated amount of noncontrolling interest in the Company's Consolidated Balance Sheets as a component of equity. In the fourth quarter of 2015, the Company repurchased the 25% ownership interest.
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
In assessing the realizability of U.S. and foreign deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2016, and 2015, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.
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
EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s 1.875% and 1.75% Convertible Debentures were converted. Reported net income (loss) attributable to common stockholders is adjusted for the interest expense net of capitalized interest (including amortization expense of deferred debt and equity fees), the related income tax effect and the income (loss) attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. Other comprehensive income (loss) in 2016, 2015 and 2014 consisted of unrealized gains and losses related to available-for-sale marketable securities and deferred compensation.
DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.

On April 7, 2015, as part of their initiative to simplify and reduce complexity in the financial statements, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance. This ASU requires the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Also, requiring retrospective application for all prior periods presented in the financial statements and a disclosure of the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 in the first quarter of 2016 and reclassified Deferred debt issue costs against the related liability for all periods presented. Adoption of ASU 2015-03 had no financial impact other than to decrease the related liability. Prior to the adoption of ASU 2015-03, the balance reported at December 31, 2015 for total Long-term debt and capital lease obligations was $258.9 million, and after adoption and reclassification of Deferred debt issue costs of $3.8 million, the total adjusted balance reported at December 31, 2015 became $255.1 million.
FOREIGN CURRENCY TRANSACTIONS
The functional currency of the Company’s Canadian and South American subsidiaries is the U.S. dollar. Gains or losses resulting from transactions denominated in Canadian and South American currencies are included in Foreign currency transaction gain, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
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
DEVELOPMENTS IN ACCOUNTING PRONOUNCEMENTS
On May 28, 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The effective date of the new standard has been deferred by one year to January 1, 2018, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. As of the date of this filing, the Company has not identified any revenue contracts that would require a material change in the Company's timing of revenue recognition. However, the Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial position, results of operations, and cash flows and has not yet finalized the overall impact of the standard. The Company has not selected a transition method. Early application is not permitted.
On July 22, 2015, as part of its initiative to simplify and reduce complexity in financial statements, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11, changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial position, results of operations, or cash flows. The ASU requires prospective adoption and permits early adoption.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, (Topic 842), which requires an entity that leases assets, with terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial position, results of operations, and cash flows, but does not expect that the adoption will result in a significant increase in the Company's assets and liabilities given the limited current and anticipated lease activities. As of the date of this filing, the Company has not selected a transition method. Early adoption is permitted.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Shared-Based Payment Accounting. The ASU will change several aspects within share based payments: (1) accounting for income taxes, (2) classification of excess tax benefits, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid when an employer withholds shares for tax-withholding purposes, (6) practical expedient - expected term, (7) intrinsic value, and (8) eliminating the indefinite deferral. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company is continuing to quantify the final effect that ASU 2016-09 will have on its consolidated financial position, results of operations, and cash flows. The Company chose not to early adopt. even though early adoption was permitted in any interim or annual period provided that the entire ASU was adopted.
The Company anticipates the primary impact will be the excess tax benefits in the Company's income tax provision rather than in additional paid-in capital. ASU 2016-09 allows the Company to make a policy election as to whether it will include an estimate of awards expected to be forfeited or whether to account for forfeitures as they occur. The current forfeiture rate is immaterial, therefore, upon adoption the Company will account for the forfeitures as they occur. An additional amendment provides the Company with an option to make a policy change that will allow for withholding of maximum statutory rates in applicable jurisdictions without triggering liability accounting.
NOTE 3
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to a third-party refiner for final processing from which they are sold to customers with whom the Company has established trading relationships. Refined PGMs in sponge form are transferred upon sale from the Company’s account at the third-party refiner to the account of the purchaser. By-product metals are normally sold at market price to customers, brokers or outside refiners. Sales of copper and nickel by-products typically reflect a discount from market prices. By-product sales are included in revenues from Mine Production. For the respective years 2016, 2015 and 2014, sales of by-products (gold, nickel, mined rhodium, copper and silver) totaled $23.7 million, $23.1 million and $29.6 million.
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
OTHER
In addition to Mine Production and PGM Recycling metal sales, the Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized other revenue of $5.9 million in 2014, including $5.3 million for metal acquired in the open market for immediate resale to third parties. There were no comparable acquisitions in the open market during 2016 or 2015.
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
The Company determined there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2016.
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

NOTE 5
NONCONTROLLING INTEREST
In the fourth quarter of 2015, the Company purchased Mitsubishi's 25% interest in Stillwater Canada Inc (SCI) and related properties for a total cash consideration of $5.2 million. The total cash consideration was comprised of $1.0 million in cash and the equivalent of 25% of the total cash and cash equivalents held by SCI.
Prior to the repurchase, Mitsubishi's 25% interest in the SCI net loss for each period was shown as Net loss attributable to noncontrolling interest in the Company's Consolidated Statements of Comprehensive Income (Loss). The amount of the loss was added back to the Company's reported Net income (loss) in each period in arriving at Net income (loss) attributable to common stockholders. The reported Net loss attributable to noncontrolling interest for the years ended December 31, 2015, and 2014 was $11.8 million, and $1.4 million, respectively.
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
All of the Company's fixed forward sales contracts open at December 31, 2016, will settle at various periods through June 2017. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. At December 31, 2016, 2015 and 2014, no margin deposits were outstanding or due.
The following is a summary of the Company’s outstanding commodity derivatives in its PGM Recycling segment at December 31, 2016:

PGM Recycling:
Fixed Forward Contracts	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce	Ounces	Average Price/Ounce
First Quarter 2017	29,942	$959	61,634	$690	8,618	$714
Second Quarter 2017	4,058	$940	5,143	$697	1,695	$762
Mine Production
The Company was not a party to any derivative instruments involving its mined production during 2016, 2015 or 2014.

NOTE 7
SHARE COMPENSATION PLANS
EQUITY PLANS
The Company sponsors equity plans (the “Plans”) that enable the Company to grant equity based compensation to employees and non-employee directors. In total, approximately 11.6 million shares of common stock have been authorized under the Plans, including approximately 5.0 million, 5.2 million and 1.4 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan and the General Employee Plan, respectively. Approximately 3.9 million shares were available and reserved for grant under the 2012 Equity Incentive Plan at December 31, 2016.
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
Nonvested time-based share activity during 2016, 2015 and 2014, is detailed in the following table:

Year ended December 31,	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested time-based shares at December 31, 2013	31,057	$11.55
Granted	348,056	14.68
Vested	(158,412)	13.84
Forfeited	(35,954)	14.22
Nonvested time-based shares at December 31, 2014	184,747	$13.80
Granted	127,407	14.17
Vested	(114,129)	13.91
Forfeited	(11,370)	14.21
Nonvested time-based shares at December 31, 2015	186,655	$13.97
Granted	213,525	10.00
Vested	(180,082)	11.76
Forfeited	(8,294)	11.27
Nonvested time-based shares at December 31, 2016	211,804	$10.25
Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss) related to grants of time-based nonvested shares for the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $1.6 million, and $2.6 million, respectively.

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
In 2014, the Company began granting performance-based stock unit awards under its Long-Term Incentive Plan (LTIP). The payout of the awards is dependent upon three distinct components with five separate sub-targets. Two of the sub-targets are market-based and equity classified; one sub-target is market-based and liability classified; and two sub-targets are performance-based and equity classified. Market-based performance shares are valued using a Monte Carlo simulation valuation model on the date of grant. The fair value of the liability classified sub-target is remeasured each reporting period. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is satisfied. Total compensation expense, included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss) related to grants of performance-based shares for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.3 million and $1.5 million, respectively.
Performance-based awards are not entitled to any dividend equivalents with respect to the restricted stock units nor any dividends on stock that may be delivered in settlement of the restricted stock units unless and until the stock is issued in settlement of restricted stock units.
Nonvested performance-based share activity during 2016, 2015 and 2014 is detailed in the following table:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance-based shares at January 1, 2014	—	$—
Granted *	223,412	15.69
Vested	—	—
Forfeited	(9,176)	15.69
Nonvested performance-based shares at December 31, 2014	214,236	$15.69
Granted *	170,078	14.92
Vested	—	—
Forfeited	(5,037)	15.34
Nonvested performance-based shares at December 31, 2015	379,277	$15.34
Granted *	186,285	10.13
Vested	(115,314)	14.32
Forfeited	(9,894)	12.85
Nonvested performance-based shares at December 31, 2016	440,354	$14.32
* The number of performance-based shares granted is based on the target award amounts in the performance share grant agreements.
In connection with the vesting of restricted stock units and performance shares, employees can make an election to withhold shares to cover their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy the tax withholding obligations. For the year ended December 31, 2016, the Company withheld approximately 114,000 shares valued at $1.8 million, or $15.37 per share. For the same period in 2015, the Company withheld approximately 31,000 shares valued at $0.3 million, or $10.29 per share.

The following table presents the compensation expense of the nonvested shares outstanding at December 31, 2016, to be recognized over the remaining vesting periods:

(In thousands)	Time-based shares	Performance -based shares
2017	$1,200	$2,041
2018	587	1,125
2019	13	—
Total	$1,800	$3,166
STOCK OPTIONS
Effective March 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors. The Company continues to have previously issued stock options that remain outstanding under the General Employee Plan and the 2004 Equity Incentive Plan. There is, however, no remaining unamortized compensation expense related to the stock options.
Stock option activity for the years ended December 31, 2016, 2015 and 2014, is summarized as follows:

Year Ended December 31,	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	199,291	$11.68
Options exercisable at December 31, 2013	81,144	14.03
2014 Activity
Options exercised	(105,047)	9.54
Options canceled / forfeited	(13,100)	14.32
Options outstanding and exercisable at December 31, 2014	81,144	$14.03
2015 Activity
Options exercised	(6,492)	9.16
Options canceled / forfeited	(17,542)	11.01
Options outstanding and exercisable at December 31, 2015	57,110	$15.51
2016 Activity
Options exercised	(3,317)	10.43
Options canceled / forfeited	(2,450)	14.22
Options outstanding and exercisable at December 31, 2016	51,343	$15.90
The following table summarizes additional stock option activity:

(In thousands)	2016	2015	2014
Intrinsic value of exercisable options	$103	$9	$207
Cash received from options exercised	$34	$60	$993
Intrinsic value of options exercised	$12	$25	$674

The following table summarizes information for outstanding and exercisable options at December 31, 2016:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$ 5.05 - $11.97	9,834	2.0	$9.48
$11.98 - $14.12	10,125	1.9	12.81
$14.13 - $18.56	10,359	3.1	16.33
$18.57 - $19.55	10,600	3.9	19.05
$19.56 - $24.55	10,425	3.3	21.34
	51,343	2.8	$15.90

DEFERRAL PLANS
The Company suspended new deferrals into its Non-Employee Directors’ Deferral Plan effective mid-2014. The Plan previously allowed non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts previously deferred under this Plan are fully vested, and each participant elected the deferral period and form of the compensation (Company common stock including a 20% Company match or cash). Compensation expense under the Plan was $13,500 in 2014. The Company match was made in Company common stock.
Independent Director Deferred Share Unit Plan (DSU Plan)
The Company's DSU Plan was approved in August 2014. Each year, an independent director may irrevocably elect to defer up to 100% of annual fees (annual cash fees payable by the Company to an independent director with respect to service as a member of the Board). A deferred share unit (DSU) is a compensatory unit which represents a promise by the Company to deliver cash equal to the fair market value of one share of the Company's common stock for each awarded DSU. The DSUs are revalued at the end of each reporting period using the closing price of the Company's common stock on the last trading day of the reporting period. Upon separation of service from the Board, an independent director's entire account balance is distributed in a lump sum cash payment. The Company recognized compensation expense of approximately $1.2 million, $0.6 million and $0.5 million in 2016, 2015 and 2014, respectively.
The following table summarizes the activity for the DSU Plan for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	DSUs	Fair market value (1)	Closing Share Price
Granted	30,420		$18.69
Distributions	(5,070)	$(66,667)
Liability at December 31, 2014	25,350	$373,637	$14.74
Granted	37,053		13.22
Liability at December 31, 2015	62,403	$534,804	$8.57
Granted	46,242		10.12
Liability at December 31, 2016	108,645	$1,750,302	$16.11
(1) Fair market value of DSUs includes effect of fractional shares.

Nonqualified Deferred Compensation Plan (NQDC Plan)
The Company's NQDC Plan allows certain key personnel of the Company to defer up to 60% of their salaries and up to 100% of other cash compensation and vested restricted stock units in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (Company common stock or cash). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 8% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was approximately $0.6 million, $0.3 million and $0.2 million in 2016, 2015 and 2014, respectively. Compensation expense deferred upon the vesting of common stock was $13,150 and $12,620 for the years ended December 31, 2016 and 2015, respectively. There were no deferrals upon the vesting of common stock for the year ended December 31, 2014.
EMPLOYEE BENEFIT PLANS
The Company has two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of their eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 8% of the employee’s compensation. Prior to September 1, 2015 matching contributions were made with common stock of the Company. During 2015 and 2014, the Company issued approximately 0.6 million and 0.7 million shares of common stock, respectively, with a market value on the respective grant dates of $7.5 million and $10.3 million, respectively, to match employees’ contributions. In September 2015, the Company began matching contributions in cash. The Company made cash contributions of $2.7 million and $3.9 million into the plans in 2016 and 2015, respectively.
NOTE 8
INCOME TAXES
The components of the Company’s deferred income tax liabilities (assets) are comprised of the following temporary differences and carryforwards at December 31, 2016, and 2015.

(In thousands)	2016	2015
Mine development and mineral interests-US	$83,201	$86,905
Mineral interests-South America	16,986	13,697
Long-term debt	21,422	27,835
Total deferred tax liabilities	$121,609	$128,437
Noncurrent liabilities	(11,232)	(9,896)
Mine development and mineral interests-Canada	(16,024)	(15,900)
Property and equipment	(16,776)	(16,440)
Current liabilities	(20,042)	(18,844)
Long-term investments	(1,540)	(2,989)
Inventory	(1,783)	(993)
AMT credit and other carryforwards	(40,531)	(34,383)
Exploration	(9,910)	(3,578)
Net operating loss (NOL) and other carryforwards	(25,946)	(39,244)
Total deferred tax assets	$(143,784)	$(142,267)
Valuation allowance	38,578	36,591
Total net deferred tax assets	(105,206)	(105,676)
Net deferred tax liabilities	$16,403	$22,761

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2016 and 2015 to reflect the estimated amount of deferred tax assets which may not be realized, which principally relate to foreign and state net operating losses, capital losses and certain tax credits. The NOLs and other carryforwards for 2016 above represent $9.2 million from U.S. operations and $16.7 million from foreign operations. The NOLs for 2015 above represent $24.4 million from U.S. operations and $14.8 million from foreign operations.
Reconciliation of the income tax (benefit) provision at the applicable statutory income tax rates to the effective rate is as follows:

	December 31,
(In thousands)	2016	2015	2014
(Loss) income before income taxes	$13,153	$(36,069)	$85,141
Income tax (benefit) provision at statutory rates	4,603	(12,624)	29,799
State income tax expense, net of federal benefit	218	50	3,553
Percentage depletion	(6,098)	(5,366)	(17,302)
Foreign currency transaction loss (gain), net	1,571	3,471	(1,353)
Compensation related adjustment	834	59	6
Change in valuation allowance	1,987	13,780	2,127
Return-to-provision	(561)	(1,259)	92
Impact of foreign operations	(3,372)	(2,981)	(52)
Rate adjustment	17	(7,290)	(96)
Tax contingencies, net of reversals	3,515	—	—
Other	966	(173)	(516)
Net income tax (benefit) provision	$3,680	$(12,333)	$16,258
At December 31, 2016, the Company had approximately $70.7 million of regular federal tax net operating loss carryforwards in the U.S. expiring from 2021 through 2023. Usage of the $70.7 million net operating losses is limited to approximately $10.2 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. The Company had $37.4 million of alternative minimum tax credit carryforwards which will not expire and $1.9 million in general business credits expiring during 2029 to 2036. The Company had approximately $3.3 million of state tax net operating loss carryforwards expiring during 2020 through 2029. The Company also had $59.9 million of foreign net operating loss carryforwards. The foreign net operating losses expire as follows: $23.5 million during 2017 to 2021 and $26.7 million during 2024 to 2036. Currently, $9.7 million of foreign net operating losses have an indefinite life.
Cash payments for state income taxes were made in 2016, 2015 and 2014 in the amounts of $0.3 million, $2.4 million and $15.3 million, respectively. The Company made U.S. federal tax payments in the amounts of $3.0 million, $11.0 million, $11.1 million in 2016, 2015, and 2014, respectively. The Company had a net tax receivable of $8.2 million relating to current and prior year anticipated U.S. and state tax filings.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the tax position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $3.7 million for the year ended December 31, 2016. No reserve was recorded for the years ended December 31, 2015 and 2014. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will significantly change within the next twelve months.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. Interest and penalties of $0.1 million have been accrued at December 31, 2016. There were no interest and penalties accrued at December 31, 2015 or 2014.

The Company's total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

(In thousands)
Balance accrued as of December 31, 2015	$—
Additions related to current period tax positions	—
Additions related to prior period tax positions	3,742
Reductions related to prior period tax positions	—
Reductions related to lapse of statute of limitations	—
Balance accrued as of December 31, 2016	$3,742
The Company’s significant taxing jurisdiction is the federal United States. The tax years still open for examination by the taxing authorities in this jurisdiction are the years ended December 31, 2016 ,2015, 2014, 2013 and 2011, although, net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which the carryforwards are utilized.
The income tax (benefit) provision is comprised of the following:

	December 31,
(In thousands)	2016	2015	2014
Current
Federal	$5,114	$3,203	$13,902
State	3,010	2,175	6,947
Current income tax	$8,124	$5,378	$20,849
Deferred
Federal	(1,859)	(1,474)	(1,577)
State	(1,428)	(14,510)	(2,462)
Foreign	(1,157)	(1,727)	(552)
Deferred income tax benefit	(4,444)	(17,711)	(4,591)
Income tax (benefit) provision	$3,680	$(12,333)	$16,258
The components of income (loss) before income tax provision (benefit) by tax jurisdiction for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In thousands)	2016	2015	2014
United States	$17,667	$10,574	$88,281
Foreign	(4,514)	(46,643)	(3,140)
Income / (loss) before income tax provision (benefit)	$13,153	$(36,069)	$85,141

NOTE 9
COMPREHENSIVE INCOME (LOSS)
Comprehensive income / (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. At December 31, 2016, 2015 and 2014, such items consisted of unrealized gains / losses on available-for-sale marketable securities and deferred compensation.
The following summary sets forth the changes in Accumulated other comprehensive loss during 2016, 2015 and 2014:

(In thousands)	Available-for-sale marketable securities	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$6	$—	$6
Change in value, net of tax	11	—	11
Balance at December 31, 2014	17	—	17
Change in value, net of tax	(384)	170	(214)
Balance at December 31, 2015	(367)	170	(197)
Change in value, net of tax	97	(114)	(17)
Balance at December 31, 2016	$(270)	$56	$(214)
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
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions.
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2016
Revenues	$405,070	$305,865	$—	$—	$400	$711,335
Costs of metals sold	$279,274	$294,850	$—	$—	$—	$574,124
Depletion, depreciation and amortization	$73,080	$728	$—	$—	$—	$73,808
General and administrative expenses	$—	$—	$695	$577	$33,392	$34,664
Interest income	$—	$2,105	$2	$1	$2,108	$4,216
Interest expense	$—	$—	$—	$—	$16,491	$16,491
Income (loss) before income taxes	$52,716	$12,392	$(1,082)	$(3,126)	$(47,747)	$13,153
Capital expenditures	$87,967	$28	$—	$41	$660	$88,696
Total assets	$636,310	$87,553	$24,988	$102,980	$475,206	$1,327,037

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2015
Revenues	$415,774	$310,156	$—	$—	$400	$726,330
Costs of metals sold	$293,955	$300,710	$—	$—	$—	$594,665
Depletion, depreciation and amortization	$64,200	$949	$—	$—	$—	$65,149
General and administrative expenses	$—	$—	$1,146	$504	$32,383	$34,033
Interest income	$—	$1,653	$7	$27	$1,268	$2,955
Interest expense	$—	$—	$—	$—	$20,187	$20,187
Income (loss) before impairment charge and income taxes	$57,618	$10,151	$(1,910)	$2,218	$(57,374)	$10,703
Impairment charge	$—	$—	$46,772	$—	$—	$46,772
Income (loss) after impairment charge, before income taxes	$57,618	$10,151	$(48,682)	$2,218	$(57,374)	$(36,069)
Capital expenditures	$100,725	$327	$46	$—	$6,336	$107,434
Total assets	$613,498	$40,757	$26,517	$103,774	$493,843	$1,278,389

(In thousands)	Mine Production	PGM Recycling	Canadian Properties	South American Properties	All Other	Total
Year ended December 31, 2014
Revenues	$536,010	$401,684	$—	$—	$5,925	$943,619
Costs of metals sold	$332,632	$391,481	$—	$—	$5,357	$729,470
Depletion, depreciation and amortization	$66,387	$1,019	$—	$—	$—	$67,406
General and administrative expenses	$—	$—	$3,251	$337	$31,479	$35,067
Interest income	$—	$2,535	$6	$68	$942	$3,551
Interest expense	$—	$—	$1	$—	$22,718	$22,719
Income (loss) before impairment charge and income taxes	$136,990	$11,719	$(4,581)	$2,600	$(61,037)	$85,691
Impairment charge	$—	$—	$550	$—	$—	$550
Income (loss) after impairment charge, before income taxes	$136,990	$11,719	$(5,131)	$2,600	$(61,037)	$85,141
Capital expenditures	$115,147	$181	$—	$45	$4,309	$119,682
Total assets	$596,653	$65,513	$75,250	$106,947	$554,964	$1,399,327

NOTE 11
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income (Loss). At the time the securities are sold or otherwise disposed of, gross realized gains and losses are included in Net income (loss). Gross realized gains and losses are based on the carrying value (cost, net of discounts or premiums) of the sold investment. Amounts reclassified out of Other comprehensive income (loss) during the periods ended December 31, 2016, and 2015 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2016
Federal agency notes	$292,928	$—	$(348)	$292,580
Commercial paper	34,385	—	(81)	34,304
Subtotal	327,313	—	(429)	326,884
Mutual funds	1,148	86	—	1,234
Total	$328,461	$86	$(429)	$328,118
2015
Federal agency notes	$285,276	$—	$(519)	$284,757
Commercial paper	31,730	—	(58)	31,672
Subtotal	317,006	—	(577)	316,429
Mutual funds	482	261	—	743
Total	$317,488	$261	$(577)	$317,172
The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets. Included in the investments balance at December 31, 2016 and 2015 is $18.5 million which has been reserved as collateral on the Company's undrawn letters of credit of approximately $17.5 million.
The maturities of available-for-sale securities at December 31, 2016, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$232,610	$232,462
Due after one year through two years	60,318	60,118
Total	$292,928	$292,580

Commercial paper
Due in one year or less	$11,740	$11,737
Due after one year through two years	22,645	22,567
Total	$34,385	$34,304
The Company has long-term investments in various Canadian junior exploration companies, recorded on the balance sheet at cost. During 2016, the Company sold its investment in Marathon Gold and Coro Mining and completed a partial sale of its investment in Benton Resources and recorded a combined gain of $0.7 million. The Company determined there was no impairment of the remaining long-term investments for the year ended December 31, 2016. The Company determined for the year ended December 31, 2015, that certain of its long-term investments were other than temporarily impaired and recorded a loss of $0.4 million. At December 31, 2016, these long-term investments totaled less than $0.1 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.

NOTE 12
INVENTORIES
The Company carries items in its inventories at the lower of cost or market value. If market value in any period falls below the carrying value, the carrying value of the inventory item is reduced to its market value.
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No reduction to inventory value was necessary during 2016 and 2015.
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
Inventories reflected in the accompanying balance sheets at December 31, consisted of the following:

(In thousands)	2016	2015
Metals inventory
Raw ore	$3,193	$4,234
Concentrate and in-process	76,520	43,727
Finished goods	41,329	32,618
	$121,042	$80,579
Materials and supplies	17,611	21,493
Total inventory	$138,653	$102,072
NOTE 13
EARNINGS PER COMMON SHARE
Basic income (loss) per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested, the contingently issuable shares were issued and the Company’s convertible debt was converted. In calculating earnings per share attributable to common stockholders, reported consolidated net income (loss) attributable to common stockholders is adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees) and the related income tax effect, in computing basic and diluted earnings per share attributable to common stockholders. The Company currently has only one class of equity shares outstanding.

Potential dilutive common shares include those associated with outstanding stock options, restricted stock units, performance shares and convertible debentures. For periods in which the Company reports a net loss attributable to common stockholders, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. The Company reported a consolidated net loss attributable to common stockholders for the year ended December 31, 2015.
The reconciliation showing the computation of basic and diluted shares and the related impact on income for the years ended December 31, 2016 and 2014 is shown in the following table:

	Year Ended			Year Ended
	December 31, 2016			December 31, 2014
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$9,473	121,072	$0.08	$70,297	119,953	$0.59
Effect of Dilutive Securities
Stock options	—	1		—	31
Nonvested shares	—	126		—	53
Contingently issuable shares	—	377		—	98
1.875% Convertible Debentures, net of tax	—	—		—	95
1.75% Convertible Debentures, net of tax and capitalized interest	—	—		16,613	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$9,473	121,576	$0.08	$86,910	156,233	$0.56
The following table shows the shares that were excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Stock options	3	6	34
Nonvested time-based shares	3	44	13
Contingently issuable shares	226	308	116
1.875% Convertible debentures, net of tax	22	22	—
1.75% Convertible debentures, net of tax	30,413	30,413	—
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
In the third quarter of 2015, the Company elected to repurchase $61.6 million of the outstanding principal of the 1.75% Convertible Debentures, due 2032, paying cash of $59.4 million. The Company reduced the debt component by $50.7 million, which included a reduction of the debt discount by $10.9 million. The difference between the book value and the fair value (including $0.7 million of debt and equity issuance costs) of the debt component resulted in a $4.2 million loss, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
The 1.75% Convertible Debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance included in long-term debt on the Company's Consolidated Balance Sheets for the year ended December 31, 2016 was approximately $274.3 million which is net of unamortized discount of $57.9 million and $2.9 million deferred debt issue costs. For the year ended December 31, 2015 the balance included in long-term debt was $254.6 million, which is net of unamortized discount of $76.8 million and $3.8 million of deferred debt issue costs.
1.875% CONVERTIBLE DEBENTURES
In the third quarter of 2015, the Company repurchased $1.7 million of the outstanding principal of the 1.875% Convertible Debentures, due 2028, paying cash of $1.6 million and recording a gain of approximately $0.1 million, recorded in Loss on extinguishment of debt, net in the Company's Consolidated Statements of Comprehensive Income (Loss). The outstanding balance of $0.5 million is reported as a long-term debt obligation at December 31, 2016 and 2015.
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
In July 2014, the Company redeemed the entire $30.0 million of 8.00% Exempt Facility Revenue Bonds, Series 2000, which included accrued and unpaid interest of $40,000.
ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement, incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of this facility and simultaneously expanded the maximum line of credit to $125.0 million, incurring additional debt issuance costs of $0.2 million. The Company paid an unused line fee on the committed but not drawn on balance under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility.
The Company terminated its $125.0 million asset-backed revolving credit facility on December 31, 2015, incurring expenses and fees of approximately $0.2 million.

OUTSTANDING DEBT BALANCES AND RELATED DEBT COSTS
The following table reflects the amortization of debt issuance costs, interest expense and cash payments for interest on the Company's outstanding debt for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015 *	2014 *
1.75% Convertible Debentures
Amortization of debt issuance costs	$892	$925	$1,120

Interest expense, net of capitalized interest	$15,585	$18,596	$18,947
Reduction in debt issuance costs (repurchase of debt)	$—	$747	$—
Cash payments for interest	$5,865	$6,827	$6,943

1.875% Convertible Debentures
Amortization of debt issuance costs	$—	$—	$—
Interest expense, net of capitalized interest	$6	$25	$33
Cash payments for interest	$10	$42	$42

Asset-Backed Revolving Credit Facility
Amortization of debt issuance costs	$—	$539	$272
Fees	$—	$1,168	$1,026

Exempt Facility Revenue Bonds, Series 2000
Amortization of debt issuance costs	$—	$—	$896
Interest expense	$—	$—	$1,240
Cash payments for interest	$—	$—	$1,240

Capital Lease Obligation
Interest expense	$8	$102	$211
Cash payments for interest	$8	$102	$211
* Prior year numbers have been adjusted to conform to current year presentation.
The Company's total current and long-term debt balances at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(In thousands)	Current	Long-Term	Current	Long-Term
1.75% Convertible Debentures
Aggregate principal	$—	$335,150	$—	$335,150
Debt discount	—	(57,939)	—	(76,754)
Deferred debt issuance costs	—	(2,929)	—	(3,821)
Debt balance *	$—	$274,282	$—	$254,575
1.875% Convertible Debentures	—	524	—	524
Capital Lease Obligation	—	—	580	—
Small Land Purchase	—	—	77	—
Total debt balances *	$—	$274,806	$657	$255,099
* Prior year numbers have been adjusted to conform to current year presentation. See "Note 2 - Summary of Significant Accounting Policies".

CAPITAL LEASE OBLIGATIONS
The Company was party to a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine (TBM) for use on the Blitz development adjacent to the Stillwater Mine. The transaction was structured as a capital lease with a four-year term maturing in 2016; lease payments were due quarterly in advance. The Company made cash payments on its capital lease obligations of $0.6 million for the year ended December 31, 2016 and $2.2 million for the years ended December 31, 2015 and 2014. The Company paid the lease off in the second quarter of 2016.
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest of $9.1 million, $6.0 million and $5.1 million, respectively. Capitalized interest is recorded as a reduction to Interest expense, net of capitalized interest in the Company's Consolidated Statements of Comprehensive Income (Loss).
NOTE 15
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development at December 31, 2016, and 2015, consisted of the following:

(In thousands)	2016	2015
Mineral Properties:
Montana, United States of America
Stillwater Mine	$1,950	$1,950
Ontario, Canada
Marathon properties	8,560	8,560
San Juan, Argentina
Altar property	101,970	101,970
Mine Development:
Montana, United States of America
Stillwater Mine	764,054	697,781
East Boulder Mine	235,511	220,281
	$1,112,045	$1,030,542
Accumulated depletion and amortization	(515,113)	(457,311)
Total mineral properties and mine development, net	$596,932	$573,231
An impairment charge of $46.8 million (before-tax) was taken against the Marathon mineral properties in the second quarter of 2015, reflecting an estimated fair market value of $8.6 million. See "Note 4 - Asset Impairment" for further information.

NOTE 16
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2016, and 2015, consisted of the following:

(In thousands)	2016	2015
Machinery and equipment	$165,490	$161,292
Buildings and structural components	176,612	173,580
Land	11,740	11,740
Construction-in-progress:
Stillwater Mine	13,967	2,615
East Boulder Mine	1,016	435
Marathon	148	148
Processing facilities and other	1,846	1,982
	$370,819	$351,792
Accumulated depreciation	(259,423)	(241,835)
Total property, plant, and equipment, net	$111,396	$109,957
The Company’s capital outlay for mine development and property, plant and equipment for the years ended December 31, was as follows:

(In thousands)	2016	2015	2014
Stillwater Mine	$84,634	$88,799	$95,038
East Boulder Mine	16,709	17,916	28,813
Altar project	41	46	45
Other	1,219	5,089	5,917
Total capital outlay	$102,603	$111,850	$129,813
Non-cash capitalized interest / depreciation	(10,329)	(9,347)	(8,443)
Change in accounts payable for capital expenditures	(3,578)	4,931	(1,688)
Total cash paid	$88,696	$107,434	$119,682
NOTE 17
ASSET RETIREMENT OBLIGATION
The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2016, 2015 and 2014:

(In thousands)	Stillwater Mine	East Boulder Mine	Total
Balance at December 31, 2014	$8,720	$681	$9,401
Accretion expense	777	35	812
Additions and changes in estimates	1,115	(301)	814
Balance at December 31, 2015	$10,612	$415	$11,027
Accretion expense	800	58	858
Additions and changes in estimates	(452)	163	(289)
Balance at December 31, 2016	$10,960	$636	$11,596
In the first quarter of 2016, the Company recorded a decrease of $0.5 million in estimated reclamation costs at the Stillwater Mine and an increase of $0.2 million at the East Boulder Mine. Both adjustments related to changes in the life of the mines. At the time of this adjustment the Company estimated the mine life of the Stillwater Mine and the East Boulder Mine to the year 2035 and 2065, respectively.

At December 31, 2016, the Company had posted surety bonds with the State of Montana and the USFS in the amount of $42.6 million to satisfy the current financial guarantee requirements determined by the regulatory agencies. These financial guarantees are reviewed in five year increments. The East Boulder financial guarantee was updated in 2014, whereas the Stillwater Mine financial guarantee was updated in 2016.
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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2016	Total	Level 1	Level 2	Level 3
Money market funds	$35,131	$35,131	$—	$—
Mutual funds	$1,234	$1,234	$—	$—
Investments
Federal agency notes	$292,580	$—	$292,580	$—
Commercial paper	$34,304	$—	$34,304	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
Money market funds	$54,761	$54,761	$—	$—
Mutual funds	$743	$743	$—	$—
Investments
Federal agency notes	$284,757	$—	$284,757	$—
Commercial paper	$31,672	$—	$31,672	$—
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

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016, and 2015 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2016	Total	Level 1	Level 2	Level 3
1.875 % Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$244,807	$—	$244,807	$—
Long-term investments	$91	$91	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2015	Total	Level 1	Level 2	Level 3
1.875% Convertible Debentures	$524	$—	$524	$—
1.75% Convertible Debentures	$285,446	$—	$285,446	$—
Long-term investments	$524	$524	$—	$—
The Company determined the fair value of the liability component of its outstanding 1.75% Convertible Debentures at December 31, 2016 and 2015, by using observable market based information for debt instruments of similar amounts and duration. The Company used the book value of its outstanding 1.875% Convertible Debentures to represent the fair value at December 31, 2016 and 2015.
The fair value of the Company's long-term investments in certain Canadian junior exploration companies at December 31, 2016, and 2015 is based on quoted market prices which are readily available.
NOTE 19
RELATED PARTIES
Mitsubishi Corporation maintained a 25% ownership interest in the Company's subsidiary, SCI, until the Company purchased Mitsubishi's 25% interest in the fourth quarter of 2015. The Company made PGM sales to Mitsubishi Corporation of $38.7 million during the first nine months of 2015, and $141.7 million during the full year of 2014. See "Note 5 - Noncontrolling Interest" for further information.
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

OPERATING LEASES
The Company has operating leases for various mining equipment, office equipment and office space expiring at various dates through November 30, 2019. Total rental expense for cancelable and non-cancelable operating leases was $1.7 million, $1.8 million and $2.0 million in 2016, 2015 and 2014, respectively. Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Year ended (In thousands)	Minimum Lease Payments
2017	$148
2018	120
2019	66
Total	$334
SIGNIFICANT CUSTOMERS
Total sales to significant customers as a percentage of total revenues for the years ended December 31, were as follows:

	2016 (1)	2015 (1)	2014 (1)
Customer A	70%	75%	51%
Customer B	10%	—	—
Customer C	—	—	15%
	80%	75%	66%
(1) The “—” symbol represents less than 10% of total revenues
LABOR UNION CONTRACTS
The Company's represented workforce is covered under two separate collective bargaining agreements. Approximately 54% and 22% of its active labor force are covered by collective bargaining agreements expiring on June 1, 2019 and December 31, 2019, respectively, with re-negotiation (for wages only) in 2017.
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
NOTE 21
QUARTERLY DATA (UNAUDITED)
Quarterly earnings data for the years ended December 31, 2016, and 2015 were as follows:

(In thousands, except per share data)	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$133,638	$165,683	$196,617	$215,397
Depletion, depreciation and amortization	$17,260	$20,711	$17,771	$18,066
Operating (loss) income	$(8,253)	$3,630	$18,011	$10,703
Net (loss) income *	$(9,930)	$784	$12,599	$6,021
Comprehensive (loss) income attributable to common stockholders*	$(9,583)	$967	$12,406	$5,667
Basic (loss) earnings per share attributable to common stockholders	$(0.08)	$0.01	$0.10	$0.05
Diluted (loss) earnings per share attributable to common stockholders	$(0.08)	$0.01	$0.10	$0.05
* The amounts do not equal the year-to-date amounts due to the impact of rounding.

(In thousands, except per share data)	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$200,520	$185,384	$168,441	$171,985
Depletion, depreciation and amortization	$17,121	$17,198	$15,362	$15,468
Operating income (loss)	$21,170	$(34,812)	$(6,181)	$129
Net income (loss) *	$22,888	$(39,018)	$(12,029)	$4,424
Comprehensive income (loss) attributable to common stockholders *	$23,139	$(27,429)	$(11,912)	$4,061
Basic earnings (loss) per share attributable to common stockholders	$0.19	$(0.23)	$(0.10)	$0.04
Diluted earnings (loss) per share attributable to common stockholders *	$0.17	$(0.23)	$(0.10)	$0.04
* The amounts in the table above do not equal the year-to-date amounts due to the impact of rounding.
ITEM 9A
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
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
In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, for the year ended December 31, 2016, management determined that during the fourth quarter of 2016 there were no changes to the registrant's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

(c)	Internal Control Over Financial Reporting.
The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting at December 31, 2016, and has concluded that, at December 31, 2016, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting, which appears within Item 8 of this Annual Report on Form 10-K.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2016.

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.
EXECUTIVE OFFICERS
Set forth below is certain information concerning the individuals who were executive officers of the Company at December 31, 2016.

Name	Age	Position
Michael J. McMullen	46	President and Chief Executive Officer
Christopher M. Bateman	52	Chief Financial Officer
Kristen K. Koss	61	Vice President of Safety, Health and Human Resources
Brent R. Wadman	44	Vice President of Legal Affairs and Corporate Secretary
Dee L. Bray	51	Vice President of Mine Operations
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
Kristen K. Koss is currently Vice President of Safety, Health and Human Resources, effective August 4, 2010. In January of 2008, Ms. Koss was promoted to the position of Corporate Safety Director. Since joining the Company in 1995, Ms. Koss has managed the Human Resources Departments at both mine sites, in addition to establishing a Central Recruiting function in Columbus to meet the hiring needs of the organization. Ms. Koss has over 26 years of experience in Human Resources and Benefits. During her career she has served on numerous committees, including the Montana Hard Rock Mining Impact Board and the National Mining Association Safety and Health Committee. Prior to joining Stillwater, Ms. Koss held various positions in Human Resources at Marathon Electric Manufacturing Corporation and Interstate Warehousing.

Brent R. Wadman is currently the Vice President of Legal Affairs and Corporate Secretary, effective August 6, 2013. Mr. Wadman joined the Company in November 2010. Prior to joining the Company, he served as Senior Counsel at Combat Support Associates, a U.S. defense contractor in Kuwait City, Kuwait, and Deputy General Counsel at infoGroup Inc., a publicly traded, direct marketing company. Mr. Wadman has more than 16 years of broad legal experience. He currently supervises SEC compliance, international transactions, and corporate governance functions. Earlier in his career he worked as a trial attorney. Mr. Wadman received his Bachelor of Arts degree in Anthropology from the University of North Carolina and a Juris Doctorate from the University of Tulsa.
Dee L. Bray is currently the Vice President of Mine Operations effective March 2015. Mr. Bray joined Stillwater Mining Company in 1994. While working at each of the Company's Montana mines, he gained experience in engineering, operations, maintenance and safety. He held various engineering and operations positions of increasing responsibility, including Production General Foreman, Safety Manager, Maintenance Superintendent, Production Superintendent and Mine Manager. Prior to his current role, Mr. Bray served as the Manager of Operations, Montana Mines since 2013. Prior to joining Stillwater, Mr. Bray held engineering and operational roles, at two underground mines, with Consolidation Coal Company from 1988 to 1994. Mr. Bray earned a Bachelor of Science degree in Mining Engineering from the Montana College of Mineral Science & Technology. He has been a Certified Mine Safety Professional since 2009.
For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.
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
NYSE CEO CERTIFICATION
Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 23, 2016, affirming that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.

ITEM 11
EXECUTIVE COMPENSATION
Reference is made to the information to be set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Reference is made to the information to be set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the information to be set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to the information to be set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, within 120 days from December 31, 2016, which information is incorporated herein by reference.

PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K
1. Financial Statements and Supplementary Data
2. Financial Statement Schedules (not applicable)
(b) See Exhibit Index below
(c) Not applicable

EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger, dated December 9, 2016, by and among the Stillwater Mining Company, Sibanye Gold Limited, Thor US Holdco Inc. and Thor Mergco Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's on Form 8-K filed on December 9, 2016).

3.1
Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2
Amendment No. 2 to Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's on Form 8-K filed on May 22, 2013).

3.3
Amended and Restated Bylaws of Stillwater Mining Company, compiled and reflecting all amendments through November 23, 2016 (incorporated by reference to Exhibit 3.3 to the Registrant's on Form 8-K filed on November 28, 2016).

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

10.2
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

10.5
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

10.7
Side letter to the Executive Employment Agreement between Michael J. McMullen and Stillwater Mining Company, dated as of December 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 9, 2016).

10.8	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed on March 16, 2006).

10.9	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2004).

10.10	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 9, 2005).

10.11	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2012).

10.12
Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated March 14, 2008).

Number	Description
10.13	Independent Director Deferred Share Unit Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated August 13, 2014).

10.14
Master Goods and Services Agreement between Stillwater Mining Company and Johnson Matthey Inc. effective July 1, 2014 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 5, 2014).

10.15
Precious Metals Supply Agreement between Stillwater Mining Company and Johnson Matthey Inc. effective July 1, 2014 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 5, 2014).

10.16
Executive Employment Agreement between Christopher M. Bateman and Stillwater Mining Company, dated November 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K/A filed on December 12, 2014).

10.17	First Amendment to the Stillwater Mining Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.66 of the Registrant's Form 10-K / A filed on March 5, 2014).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 7, 2015).

10.19	Amended Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2016).

10.20	Amended Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2016).

18.1	Preferability letter from KPMG LLP dated March 30, 2005 (incorporated by reference to Exhibit 18.1 to the Registrant's Form 10-K filed on March 31, 2005).

18.2	Preferability letter from KPMG LLP dated May 5, 2010 (incorporated by reference to Exhibit 18.1 to the Registrant’s Form 10-Q filed on May 5, 2010).

21.1	List of Subsidiaries pursuant to Item 601(b)(21)(ii) of Regulation S-K (filed herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc., (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (filed herewith).

32.1	Section 1350 Certification (filed herewith).

32.2	Section 1350 Certification (filed herewith).

95.0	Mine Safety Disclosures

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated:	February 16, 2017	By:	/s/ Michael J. McMullen
Michael J. McMullen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McMullen	President, Chief Executive Officer and Director	February 16, 2017
Michael J. McMullen	(Principal Executive Officer)

/s/ Christopher M. Bateman	Chief Financial Officer	February 16, 2017
Christopher M. Bateman	(Principal Financial and Accounting Officer)

/s/ Brian D. Schweitzer	Chairman of the Board	February 16, 2017
Brian D. Schweitzer

/s/ George M. Bee	Director	February 16, 2017
George M. Bee

/s/ Patrice E. Merrin	Director	February 16, 2017
Patrice E. Merrin

/s/ Lawrence Peter O'Hagan	Director	February 16, 2017
Lawrence Peter O'Hagan

/s/ Michael S. Parrett	Director	February 16, 2017
Michael S. Parrett

/s/ Gary A. Sugar	Director	February 16, 2017
Gary A. Sugar